Form 10-K
period 1994-01-29
BRENDLES INC
filed 1994-05-13
CIK 791851

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

          For the fiscal year ended January 29, 1994.

[  ]    Transition report pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934 (No Fee Required)

          For the transition period from            to
          Commission file number


                         Brendle's Incorporated
          (Exact Name of Registrant as Specified in Charter)

         North Carolina                             56-497852
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

1919 North Bridge Street, Elkin, North Carolina                        28621
(Address of Principal Executive Offices)                            (Zip Code)

                           (910)  526-5600
      (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
     Title of Each Class                                on Which Registered


     Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $1.00 par value per share
                                (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  (X)

     State the aggregate market value of
the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $2,512,711 based on the average of the high and low sales prices as of March 26, 1994, of the Registrant's Common Stock (which is the Registrant's only outstanding class of voting equity security) on the National Association of Securities Dealers Automated Quotation System for
National Market Issues which amount does not account for the 4,469,701 shares issued by the
Company on April 29, 1994, as part of the Company's Plan of Reorganization. See "Item 1 -
Business - Chapter 11 Proceedings." The foregoing market value excludes the dollar amount attributable to shares of the Registrant's Common Stock held by certain executive officers and directors of the Registrant. A determination of "affiliate" status for a particular individual for the purpose of providing information in response to the foregoing inquiry shall not be deemed a determination of "affiliate" status for any other purpose.

     Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subject to the distribution of securities under a plan confirmed by a court.

Yes    X            No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                Number outstanding at
          Class                                     April 30, 1994

Common Stock, $1.00 Par Value
        Per Share. . . . . . . . . . . . . . . .      12,769,145



Documents Incorporated by Reference:  None.

Part I

Item 1. Business

Description and Development of Business

General

     Brendle's Incorporated (the "Company") and its subsidiaries originated in 1919 as a rural supply company and the parent company was incorporated in 1947 in North Carolina. As of January
29, 1994, the Company operated 30 retail stores in North Carolina, South Carolina, Virginia, and
Tennessee offering, for the most part, nationally advertised, brand-name merchandise at prices typically less than the manufacturers' suggested retail prices for such merchandise. The operation of these stores constitutes the sole industry segment in which the Registrant operates and the above-named southeastern states encompass its sole geographic area of operation. The Registrant's stores, operating under the name "Brendle's," are merchandised as if they were a group of specialty stores under one roof, and offer in-depth lines of jewelry, consumer electronics, small appliances, photographic equipment, sporting goods, toys, gifts, house-wares, juvenile items, silver, crystal, lamps, clocks, and other miscellaneous products. All sales operations are the Registrant's and there are no leased department sales. On April 29, 1994, Brendle's Stores, Inc., the Company's wholly-owned operating subsidiary, was merged into the Company. See "Holding Company Status."

     Brendle's stores average approximately 50,000 square feet in size, approximately 55% of which is selling space. The stores generally are among the principal or so-called "anchor" tenants in strip shopping centers, as opposed to shopping malls. While many of the Registrant's stores are located in cities of less than 100,000 people, the Registrant also competes in larger markets including Greensboro, Raleigh, and Winston-Salem, North Carolina. During Fiscal 1994, the Company introduced its mail order business.

     The Registrant monitors its inventory and sales, both by store and by item, at cost, on a daily basis through its computerized management information system consisting of a central computer, point-of-sale terminals, and administrative terminals. Specific item data captured at point-of-sale using bar code and price look-up technology allows the Registrant's merchandising staff to monitor sales and inventory levels by reference to each inventory item's own stock-keeping number, thus enabling prompt response to rapidly selling or out-of-stock items. A typical store carries approximately 15,000 different types of inventory and is designed to direct customer attention and traffic to higher profit margin products such as jewelry and gifts.

     The Registrant sells few apparel or soft goods items. The Registrant believes that it offers broader assortments of jewelry and other hard goods than are normally carried by other retailers of similar size. In addition, the Registrant maintains a program of direct import purchases of jewelry which assists in a more timely delivery and improved profit margins for jewelry products.

Chapter 11 Proceedings

     Near the end of the fiscal year ended February 1, 1992
("Fiscal 1992"), significant steps were
taken to develop and implement a strategic turnaround plan for the Company. The plan included restructuring bank debt, organizational and administrative changes, and strategic adjustments necessary, in management's opinion, to meet the competition in the market place and to manage in the current economic environment in retailing in the Company's market area. The stated objective of the Company's turnaround plan for the fiscal year ended
January 30, 1993 ("Fiscal 1993"), was to reverse the trend of declining earnings from recent years while developing an improved merchandising strategy to become a more focused specialty retailer.

     The Company achieved moderate success during the first two quarters of Fiscal 1993 in the implementation of its strategic turnaround plan. As the Company previously reported, pre-tax earnings for the second quarter and first six months of Fiscal 1993 were improved over the results for the corresponding periods in the previous year. The Company was also encouraged by the fact that the results for the second quarter and first six months of Fiscal 1993 were $1.5 million better than the Company's plan for the second quarter and $1.9 million better than the Company's planned six months results.

     In September and October 1992, however, the Company began experiencing increased pressure from its vendors and a diminution in the credit terms that were available from its vendors.
This tightening of available credit terms from vendors, coupled with unexpected significant decreases in sales during the third quarter of Fiscal 1993, created substantial cash management difficulties. The
Company's inability to obtain inventory on historical terms and the decrease in sales prevented the Company from being able to maintain required inventory levels and to purchase at planned levels the inventory it required for the 1992 Christmas season. As the restriction in credit terms from vendors persisted, the resulting decrease in inventory levels compounded the Company's sales decrease due to lack of sufficient inventory.

     Management of the Company explored various alternatives to the cash management crisis it faced, including discussions with its primary lenders regarding modification to its then existing Loan
Agreements. After careful consideration of these alternatives, management of the Company and its Board of Directors determined that in order to give the Company the time that it needed to implement its strategic turnaround plan, it was in the best interest of its shareholders, employees, and customers to seek protection under Chapter 11 of the United States Bankruptcy Code.

     On November 22, 1992, the Company and its then wholly-owned principal operating subsidiary, Brendle's Stores, Inc. ("BSI"), initiated
Chapter 11 reorganization proceedings
by filing petitions with the United States Bankruptcy Court (the
"Bankruptcy Court") for the Middle District of North Carolina (the "Chapter 11 Proceeding").


Significant Post-Petition Events

     Subsequent to the filing of the voluntary petitions, the Company and BSI sought and obtained numerous orders from the Bankruptcy Court which were intended to stabilize its business. These orders included, among others, orders (i) authorizing the Company and BSI to operate its cash management system substantially as it was operated prior to the filing; (ii) approving a Vendor
Assurance Facility giving post-petition trade vendors a super priority lien on inventory; (iii) approving the assumption of certain credit card arrangements for the processing of credit card purchases, including Discover, Mastercard, Visa, and Brendle's credit cards; (iv) authorizing certain pre-petition customer claims including layaway and special order purchases; (v) authorizing the Company and BSI to honor certain pre-petition wages and benefits owing to its active employees; (vi) approving a plan to pay the Company and BSI's qualifying vendors reclamation claims; (vii) authorizing Brendle's to return defective merchandise to its vendors for pre-petition credit; (viii) approving a $25 million post-petition line of credit from The CIT Group/Business Credit, Inc. See also "Item 3 - Legal
Proceedings" for additional information regarding the Chapter 11 Proceedings.

     Following the date the Chapter 11 proceeding was filed, the Company worked diligently to develop a Joint Plan of Reorganization (the "Plan") which would set forth the payment terms to creditors and provide for other organizational and operational changes of the reorganized Company.
A Plan and Disclosure Statement were submitted to the Bankruptcy Court, and on November 10,
1993, a hearing was held resulting in the approval of the Disclosure Statement. The Plan was then voted on and accepted by the creditors and stockholders. An Order confirming the Plan was entered on December 20, 1993, for the Company and on December 23, 1993, for BSI. A Notice of Appeal of the Order confirming the Plan was filed on December 28, 1993 by three individual creditors and certain retiree claimants. The appeal will be dismissed pursuant to agreements reached with the appellants.

     The Plan developed by the Company and confirmed by the Bankruptcy Court generally provides for the full payment of all claims of The CIT Group/Business Credit, Inc., the Company's debtor-in-possession lender, and all allowed secured claims, priority claims and administrative claims
(as those claims are defined in the Plan). The Plan further provides that general unsecured creditors could elect to receive either (i) a cash payment equal in amount to fifty-two percent (52%) of the amount of their allowed unsecured claim, or (ii) a Reorganization Note equal to eighty percent (80%) of their allowed unsecured claims. The Reorganization Notes, which are dated as of April 30, 1994, will bear interest at the rate of eight percent (8%) per annum and will be payable over a ten (10)-year term.
For the first two (2) years, the Reorganization Notes will accrue interest only, and no payments will be made to Reorganization Note holders. At the end of two
(2) years, the principal amount of the
Reorganization Note, plus accrued but unpaid interest, shall be capitalized, and during the third year, interest on the capitalized principal balance shall be paid semi-annually. Thereafter, interest on the unpaid principal balance shall be due and payable semi-annually. Annual principal payments will be made at the end of years four (4) through ten (10) in their respective amounts as follows: 11%, 12%, 13%, 14.1%, 15.3%, 16.6%, and 18%. The Reorganization Notes
also include standard default
provisions. The creditors were solicited to make their election in November, 1993, and over 99% of the creditors, representing approximately $85 million in unsecured obligations, elected to receive the cash payment, with less than 1% of the creditors, representing approximately $160,000 in unsecured obligations electing to receive the Reorganization Notes.

     In addition to the items set forth above, all general unsecured creditors will receive, with respect to their allowed claims, a pro rata distribution of stock in the Company, which, in the aggregate, constitutes thirty-five percent (35%) of the outstanding stock of the Company at April 29, 1994, the date the Plan of Reorganization was substantially consummated. As of the date of this report, the Company has outstanding 12,769,145 shares of common stock, which includes 4,469,201 shares of common stock that was issued for the benefit of the unsecured creditors pursuant to the Plan of Reorganization. The stock has been issued to Arnold Zahn of Zahn & Associates, Inc., as
Escrow Agent for the unsecured creditors, pending the resolution of certain disputed claims. After a substantial portion of these disputed claims have been resolved, which is expected to take approximately four (4) to six (6) months, the Escrow Agent will make an initial distribution to individual unsecured creditors of their pro rata portion of these shares. A final distribution will be made once all claims have been resolved.

     The Plan further provides that certain of the Company's creditors will have a right to appoint two (2) directors to serve on the Company's Board of Directors for a period of one (1) year following substantial consummation. The creditors have appointed
Robert D. Dunn and John A. Northen to
serve as members of the Company's Board of Directors.
Information regarding these directors is set forth under Item 10 hereof entitled "Directors and Executive
Officers of the Registrant."

     The Plan also contained certain default provisions, which, among other things, provided that if the cash distributions contemplated by the Plan were not made on or before April 30, 1994, an entity described in the Plan as the Creditor Management
Committee would take over management
of the Company and would be vested with the powers and authorities of a Chapter 11 Trustee and the Board of Directors. The Company achieved substantial consummation of this Plan of
Reorganization on April 29, 1994, and has made its required payments to creditors under the terms of the Plan. See "Item 3. Legal Proceedings."

Store Changes

     During the fiscal year ended January 29, 1994 ("Fiscal
1994"), the Company closed twenty-
one (21) low performing stores as part of the Company's restructuring. Closed stores were located in Durham, Wilkesboro, Gastonia, Rocky Mount, Statesville, and Charlotte [two (2)], North
Carolina; Newport News, Virginia Beach, Charlottesville,
Colonial Heights, Chesapeake, Lynchburg, and Roanoke, Virginia; Columbia [two (2)], Hilton Head
Island, Charleston, Greenville, and Aiken,
South Carolina; and Augusta, Georgia.


Distribution Center

     The Company's distribution and warehousing activities have been conducted principally through a distribution center which it previously owned.
The distribution center contains in excess of 388,000 square feet and is located in Elkin, North Carolina. Due primarily to the reduction of the number of stores that the Company will operate, management of the Company determined that it no longer required 388,000 square feet of distribution space. Consequently, the Company sold the distribution center on January 31, 1994, for a purchase price of $5,250,000. Under the terms of the sale, the Company was permitted to lease back from the purchaser approximately 224,000 square feet of the distribution facility. The terms of the lease provide that the Company will pay initial annual rent in the amount of $504,000 with increases annually fixed in accordance with the lease terms. The initial term of this lease will expire on January 31, 2003. The net sale proceeds of the distribution center were used to pay the Company's secured lenders who had perfected security interests in the distribution center securing pre-petition debt.


Holding Company Status

     From January 31, 1987, through April 29, 1994, substantially all of the activities of the Company were performed through subsidiaries wholly owned, directly or indirectly, by the Company, thus making the corporate structure of the Company and its subsidiaries as follows: Brendle's
Incorporated, a North Carolina holding company owning the active wholly owned subsidiaries;
Brendle's Stores, Inc., which owned more than ninety-one percent (91%) of the Company's operating assets; Brendle Transport, Inc., which owned or leased the transportation equipment utilized in the
Company's operations; The Electronic Sports Collection USA,
Inc., an import buying subsidiary of
the Company; Brendle's Acceptance Corporation, which was formed to manage the Company's credit finance operations; and BFS, Inc., an investment management and holding subsidiary organized under the laws of the State of Delaware.

     As a component of the Company's substantial consummation of its Plan of Reorganization, Brendle's Stores, Inc. was merged into the Company effective as of April 29, 1994. Management of the Company believes that this merger will help to streamline its operations and that the benefits once available to the Company through the holding company structure no longer provided the Company with sufficient operational efficiencies to justify the expense of remaining separate. The Company also intends to merge its remaining and resulting subsidiaries into the Company and anticipates that these mergers will occur prior to June 30, 1994.

Seasonality

     The Company's retail business (its sole industry segment) is seasonal in nature, being strongest in the Company's fourth fiscal quarter. The Company typically has made, and anticipates to make in the future, in excess of one-third of its revenues for the fiscal year during the fourth fiscal quarter of operations.


Revenues, Profits, Assets, Working Capital and Other
Financial Items

     For information relating to changes in revenues, profits, assets, working capital and its components and other financial information, reference is made to Management's Discussion and
Analysis appearing under Item 7 of this Annual Report on Form 10-K and incorporated herein by reference and to the Company's financial statements and the related notes and schedules thereto which appear, or are incorporated by reference, under appropriate captions elsewhere in this Annual Report on Form 10-K.


Customers

     No material part of the business of the Company is dependent on a single customer or a limited number of customers or a group of commonly controlled or affiliated customers. No purchases by any such customer or group comprised ten percent or more of the total revenues of the Company for the fiscal year ended January 29, 1994.


Research and Development Activities

     The Company is not engaged in manufacturing operations. During the last three fiscal years, the Company has not expended substantial dollar amounts in research and development activities relating to its products or services. However, the executive officers of the Company, as well as its merchandising managers and staff, are continually engaged, individually and through focus groups, in evaluating the sales performance of various products and in the development of operating efficiencies by the use of marketing focus groups, normal market visits, and discussions with key suppliers.

Inventory and Supplies:  Products and Services

     The Company has no long-term contracts with its suppliers for inventory or supplies, but believes that there are adequate sources of supply available for the products which it sells or anticipates selling. The Company believes that it is among the largest customers of many of its suppliers in dollar volume of purchases and therefore believes that it can purchase from these suppliers on terms at least as favorable as those available to most of its competitors from such suppliers. No single supplier accounts for a material amount of the total inventory purchased by the Company. During the last three fiscal years of the Company, no class of similar products or services accounted for ten percent or more of the Company's consolidated revenue for such periods.


Competition

     The Company has numerous and significant competitors in the general merchandise retail and discount retail areas, including large discount retailers, department stores, catalog showrooms, mail order houses, and other related operations. Many of these have substantially greater assets, outlets, and facilities than the Company. However, the Company believes that its price structure generally allows it to compete with traditional retailers, such as department stores, and specialty retailers, while the environment, merchandise selection, and services available in its stores generally allow it to compete with most other discount retailers, and catalog showrooms.


Employees

     As of January 29, 1994, the Company had approximately
1,600 employees.  The Company
considers its relations with its employees to be satisfactory.


Environmental Regulation

     The Company's business activities are not significantly affected by federal, state, or local environmental regulation.


Foreign and Domestic Operations and Export Sales

     During each of the Company's last three fiscal years, the Company's operations and assets in foreign areas and sales by domestic operations to foreign customers, if any, were not material to the Company's business as a whole. All of the Company's domestic operations are conducted in a single four-state geographic area of the southeastern United
States.

Patents and Trademarks

     The Company believes that the name "Brendle's," used both alone and with the distinctive diamond apostrophe, has acquired commercial value and has helped to promote the Company's reputation in its business. The Company has obtained federal registered trademark protection for the name used in these ways.


Item (unnumbered).  Executive Officers of the Company



     Pursuant to Item 401 (b) of Regulation S-K and General
Instruction G to Form 10-K, the
following information is furnished concerning the executive officers of the Company. All officers are elected by the Board of Directors to serve at the pleasure of the Board of Directors for a period of one year or until the next annual meeting of the Board of Directors, and until their respective successors are duly elected. For information regarding the share ownership of the executives named in the Summary Compensation Table included in Item 11, see
"Item 12 - Security Ownership of
Certain Beneficial Owners and Management."



Registrant                         All Positions and Offices with Periods
                                   of Service, and business experience
                                   for last five years (1)

Name                    Age

Douglas D. Brendle       65        Chairman of the Board of Directors of the Company
                                   since February, 1986; Chief Executive Officer and
                                   President of the Company since April 13, 1993;
                                   Member of Office of Chief Executive, January 15,
                                   1992, to June 2, 1992; Chief Executive Officer of the
                                   Registrant from November, 1984, to January 15,
                                   1992; and from November, 1984, to July, 1989, he
                                   served as President of the Registrant.

W. Steven Day            47        Vice President of Stores for the Registrant since
                                   January, 1992.  Divisional Vice President of Hard
                                   Lines Merchandise for the Registrant  from February,
                                   1990, to January, 1992;   Divisional Merchandise
                                   Manager for the Registrant from September, 1988, to
                                   February, 1989; Prior to 1988 he was a buyer for the
                                   Registrant.








William V. Grady         47        Senior Vice President of Marketing and Advertising of
                                   the Registrant since December, 1992.  National
                                   Director of Field Marketing for General Electric
                                   Capital Corporation from February, 1988, to
                                   December, 1992.  Previously Mr. Grady was
                                   Operating Vice President of Marketing and Sales
                                   Promotion for Service Merchandise.  Prior to Service
                                   Merchandise, Mr. Grady retired from Lowe's
                                   Companies, holding a variety of positions over 19
                                   years.

Steven W. Luka           40        Vice President and General Merchandise Manager of
                                   the Registrant since January, 1991; Divisional Vice
                                   President of Hard Lines Merchandise for the
                                   Registrant from February, 1990, to January 1991;
                                   Divisional Merchandise Manager of the Registrant
                                   from September 1988 to February, 1989; Prior to
                                   1988 he was a buyer for the Registrant.

Aubrey L. Miller, Jr.    45        Vice President of Operations of the Registrant since January,
                                   1992; Divisional Vice President of Management Information
                                   Systems for the Registrant from January, 1990, to January,
                                   1992.  Prior to 1990, he was Director of Management
                                   Information Systems for the Registrant.

David R. Renegar         42        Vice President and Chief Financial Officer of the
                                   Registrant since February, 1992.  Treasurer of the
                                   Registrant since April, 1990; Secretary and Controller
                                   of the Registrant since February, 1986.




(1) Each executive officer of the Company held the identical offices with Brendle's Stores Inc., previously a wholly owned subsidiary of the Company which was merged into the Company effective
April 29, 1994. Brendle's Stores, Inc. previously owned the substantial part of the operating assets of the Company.

Item 2. Properties

     The corporate headquarters and principal executive offices of the Company are located at 1919 North Bridge Street, Elkin, North Carolina 28621 in leased premises of approximately 135,000 square feet (a substantial portion of which is contiguous warehouse space) under a lease, with an affiliate of the Company, scheduled to expire on October 1, 1995, with options to renew for up to 20 additional years.

     The Company's distribution center, opened in December, 1986 in Elkin, North Carolina, previously encompassed over 388,000 square feet of space.
On February 1, 1994, the Company sold
the distribution center for a purchase price of $5,250,000.
Pursuant to the terms of the sales contract, the Company was permitted to lease back 244,000 square feet of distribution center space. The terms of this lease are summarily described under "Item 1. -
Description of Business - Distribution Center."

     Set forth below is a list of all the Company's stores open on January 29, 1994, the cities in which the stores are located, the year in which the stores were first opened in that city, and their present approximate square footage, separately indicating both selling space and warehouse (storage) space at each store. Certain stores have changed or may change locations within a given city.


Year of                       Approximate         Approximate
Store Open-                   Selling Area        Warehouse       Total
ing in                        Square              Square          Square
City      Location            Footage             Footage         Footage

1967 ( 1) Elkin, NC            26,260              15,463         41,723
1968 ( 2) Winston-Salem, NC    25,000              35,000         60,000
1971 ( 3) Hickory, NC          24,000              38,000         62,000
1972 ( 4) Greensboro, NC       28,500              21,852         50,352
1974 ( 5) Chapel Hill, NC      32,067              27,933         60,000
1976 ( 6) Asheville, NC        33,000              37,000         70,000
1977 ( 7) Kingsport, TN        23,100              14,700         37,800
1978 ( 8) Concord, NC          30,277               7,881         38,158
1978 ( 9) Raleigh, NC          32,067              27,933         60,000
1978 (10) Winston-Salem, NC    20,000               7,000         27,000
1980 (11) Burlington, NC       35,000              25,000         60,000
1982 (12) Wilson, NC           30,993              29,007         60,000
1982 (13) Myrtle Beach, SC     30,993              29,007         60,000
1982 (14) Raleigh, NC          28,700              35,300         64,000
1982 (15) Greensboro, NC       32,000              31,747         63,747
1983 (16) Jacksonville, NC     23,000              29,471         52,471
1983 (17) Roanoke, VA          31,971              11,657         43,628
1985 (18) Boone, NC            30,000              27,000         57,000

1985 (19) Kinston, NC          28,516              33,024         61,540
1985 (20) Roanoke Rapids, NC   30,000              21,000         51,000
1985 (21) Salisbury, NC        28,779              15,221         44,000
1985 (22) Anderson, SC         20,000              20,000         40,000
1985 (23) Spartanburg, SC      20,000              25,000         45,000
1985 (24) Florence, SC         28,084              11,916         40,000
1986 (25) Enka/Candler, NC     27,263              32,612         59,875
1987 (26) Wilmington, NC       28,993              21,007         50,000
1988 (27) Greenville, NC       28,993              21,007         50,000
1989 (28) Christiansburg, VA   28,912              11,088         40,000
1989 (29) New Bern, NC         24,241               5,759         30,000
1990 (30) Fayetteville, NC     23,843              10,469         34,312

TOTAL FOR 30 OPEN STORES      834,552             679,054      1,513,606



     The Company owned in fee two of these stores, one each in Salisbury and Enka, North
Carolina. These stores are not pledged and encumbered under the terms of the Company's Exit
Financing Facility with Foothills Capital Corporation; however, they may at some future date become additional collateral for the loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity." Thirteen (13) of these stores are leased from affiliates of the Registrant, and the remaining fifteen (15) stores are leased from third parties.

     For a discussion of capital and operating lease commitments for the Company's store, equipment and corporate headquarters facility, reference is made in Notes to Consolidated Financial
Statements, which discussion is incorporated herein by reference.


     Leases on stores closed during Fiscal 1994 have been rejected or assumed and assigned to third parties pursuant to Bankruptcy Court orders.

     The Company closed twenty-one (21) low or marginal performing stores in fiscal 1994. The closed stores were located in Durham, Wilkesboro, Gastonia, Rocky Mount, Statesville, and
Charlotte [two (2)], North Carolina; Newport News, Virginia
Beach, Charlottesville, Colonial
Heights, Chesapeake, Lynchburg, and Roanoke, Virginia;
Columbia [two (2)], Hilton Head Island,
Charleston, Greenville, and Aiken, South Carolina; and
Augusta, Georgia.


Item 3.  Legal Proceedings.

     On November 22, 1992, the Company and BSI, its then wholly-owned subsidiary of the
Company which owned the primary operating assets of the Company, filed for protection under
Chapter 11 of the United States Bankruptcy Code. The following discussion provides general background information regarding the Chapter 11 Proceeding, but it is not intended to be an exhaustive summary. For additional information regarding the effect of these cases on the Company, reference should be made to the Bankruptcy Code and to the Bankruptcy Court proceedings themselves.

     Chapter 11 Reorganization Under the Bankruptcy Code

          Although the Company and BSI were authorized to operate the Company's business as a debtor-in-possession, they were not permitted to engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval when necessary. The requirement to comply with the notice and hearing provisions in the Bankruptcy Code terminates once a Plan of Reorganization, having been confirmed by the Bankruptcy Court, is substantially consummated. The Company achieved substantial consummation of its Plan of Reorganization on or about April 30, 1994. By virtue of the provisions of the Bankruptcy
     Code and the Plan, substantial consummation of the Plan effected a discharge of all indebtedness of the Company not otherwise provided for in the Plan.


     Plan of Reorganization - Procedures

          For 120 days after the date of the filing of the voluntary Chapter 11 petition (or such larger period as the Bankruptcy Court may allow), the debtor-in-possession has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court. If the debtor-in-possession files a plan of reorganization during the 120-day exclusivity period (or such longer period as the Bankruptcy Court may allow), no other party may file a plan of reorganization until 180 days after the date of filing of the Chapter 11 petition, during which period the debtor-in-possession has the exclusive right to solicit acceptances of the plan. If a Chapter
     11 debtor fails to file its plan during the 120-day exclusivity period, or such additional time period ordered by the Bankruptcy Court or after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including the debtor, a creditor, an equity security holder, or a committee of creditors or equity security holders may file a plan of reorganization for such Chapter 11 debtor.

          Given the magnitude of the Company's operations and the number of interested parties possessing claims that have to be resolved in the Chapter 11 Proceeding, the plan formulation process was very complex. Accordingly, the Company and BSI were granted an extension of the exclusivity period to September 21, 1993. A plan of reorganization was filed by the Company on that date and was subsequently amended on November 10, 1993. A hearing on the confirmation of the Company's Plan of Reorganization was held on December 14,

     1993, and an Order approving the Plan was entered on December 20, 1993, for the Company, and on December 23, 1993, for BSI. The Plan that was developed by the Company and was confirmed by the Bankruptcy Court provides for the full payment of all claims of The CIT
     Group/Business Credit, Inc., the Company's debtor-in-possession lender, and all allowed secured claims, priority claims, and administrative claims (as those claims are defined in the Plan). The Plan further provides that general unsecured creditors could elect to receive either
     (i) a cash payment equal in amount to fifty-two percent
     (52%) of the amount of their
     unsecured claim, or (ii) a Reorganization Note equal to eighty percent (80%) of their allowed unsecured claims. The Reorganization Notes, which were dated as of April 30, 1994, will bear interest at the rate of eight percent (8%) per annum and will be payable over a ten
     (10)-year term. For the first two (2) years, the Reorganization Notes will accrue interest only, and no payments will be made to Reorganization
     Note holders.  At the end of two (2)
     years, the principal amount of the Reorganization Note, plus accrued but unpaid interest, shall be capitalized, and during the third year, interest on the capitalized principal balance shall be semi-annually. Thereafter, interest on the unpaid principal balance shall be due and payable semi-annually. Annual principal payments will be made at the end of years four (4) through ten (10) in their respective amounts as follows: 11%, 12%, 13%, 14.1%, 15.3%, 16.6%, and
     18%. The Reorganization Notes also include standard default provisions. The creditors were solicited to make their election in November, 1994, and over 99% of the creditors, representing approximately $85 million in unsecured obligations, elected to receive the cash payment, with less than 1% of the creditors, representing approximately $160,000 in unsecured obligations electing to receive the Reorganization Notes.

          In addition to the items set forth above, all general unsecured creditors will receive, with respect to their allowed claims, a pro rata distribution of stock in the Company, which, in the aggregate, will constitute thirty-five percent (35%) of the outstanding stock of the Company as of substantial consummation. As of the date of this report, the Company has outstanding 12,769,145 shares of common stock, which includes 4,469,201 shares of common stock that were issued for the benefit of the unsecured creditors. The stock has been issued to Arnold Zahn of Zahn & Associates, Inc., as Escrow Agent for the unsecured creditors, pending the resolution of certain disputed claims. After a substantial portion of these disputed claims have been resolved, which is expected to take approximately four (4) to six (6) months, the Escrow Agent will make an interim distribution to unsecured creditors of their pro rata portion of these shares. A final distribution will be made once all claims have been resolved.



          The Plan further provides that certain of the Company's creditors have a right to appoint two (2) directors to serve on the Company's
     Board of Directors for a period of one
     year following substantial consummation. The creditors have appointed Robert D. Dunn and John A. Northen to serve as directors on the

     Company's Board of Directors. Information regarding these directors is set forth under Item 10 hereof entitled "Directors and Executive
     Officers of the Registrant."

          The Plan also contained certain default
     provisions, which, among other things,
     provided that if the cash distributions contemplated by the Plan were not made on or before April 29, 1994, an entity described in the Plan as the Creditor Management Committee would take over management of the Company and would be vested with the powers and authorities of a Chapter 11 Trustee and the Board of Directors.
     The Company achieved substantial
     consummation of this Plan of Reorganization on April 30, 1994 and has made its required payments to creditors under the terms of the Plan.

          The Company has filed numerous objections to claims which have been filed in the Chapter 11 proceeding. It is anticipated that a substantial majority in number of those objections will be resolved within four (4) to six (6) months. As to any claim which is only partially in dispute, the undisputed portion was paid at substantial consummation of the Plan.

          The Company is involved in various other litigation matters in the ordinary course of business. In the opinion of management, settlement of these matters will not have a material effect on the financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Security
Holders.

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year covered by this report.

Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     The Company's common stock is traded on the NASDAQ National Market system under the symbol BRDLQ. At January 29, 1994, there were approximately 1130 shareholders of record. The
Company has not declared any cash dividends since January 31, 1983. The current policy of the Board of Directors is to retain earnings in order to help finance the Company's business.

     The following table shows quarterly high and low prices for the common stock from February 2, 1992 to January 29, 1994.

                             Fiscal Year         Fiscal Year
                                1993                 1994
                           High      Low        High      Low

First Quarter              3 1/2    2           1 3/8     7/8
Second Quarter             3 1/2    2           1 1/8     7/8
Third Quarter              2 1/2    1 3/4       1 1/4     3/8
Fourth Quarter             2 1/4    7/16        2 1/8     1

ITEM 6.  Selected Financial Data.

    The following selected financial data of Brendle's at and for each year on the five (5)-year period ended January 29, 1994, have been extracted from audited financial statements filed with the Securities and Exchange Commission. The selected financial data should be read in conjunction with Management's Discussion and Analysis and Brendle's consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.




                                                      1994         1993        1992       1991       1990

RESULTS OF OPERATIONS:
  Revenues                                           $171,073     $235,090     $301,359   $311,001   $277,416
  Income (loss) before interest, depreciation,
       amortization, restructuring and taxes
       (OPEARN)                                         2,487       (3,216)       6,457     14,325     15,555
  Net income (loss)                                   (19,619)(a)  (19,899)(a)  (26,374)(a)  1,242      3,431
  Net income (loss) per share                           (2.36)       (2.45)       (3.28)      0.15       0.43

Ratios & Rates
  Gross margin to total revenues                        26.92%       28.16%       26.63%     27.21%     27.10%
  Selling, operating and administrative
       expenses to total revenues                       25.47%       29.53%       24.49%     22.61%     21.50%
  OPEARN to total revenues                               1.45%       (1.37)%       2.14%      4.61%      5.61%
  Effective tax rate                                      -            -             (7)%       38%        40%
  Net income (loss) to total revenues                  (11.47)%      (8.46)%      (8.75%)     0.40%      1.24%

Financial Position:
  Inventories                                          54,133       57,893       78,757    103,553     81,363
  Working capital                                          (b)          (b)      21,216     24,972     39,265
  Total assets                                        107,563      147,487      136,591    166,628    129,565
  Long-term obligations (c)                                (b)          (b)      14,973      9,557     10,634
  Shareholders' equity                                  5,460       24,766       44,172     69,606     65,532
  Book value per share                                   0.66         3.05         5.49       8.68       8.53
  Weighted average shares outstanding                   8,297        8,120        8,041      8,021      8,035

Ratios
  Current ratio                                          0.93         0.91         1.32       1.30       1.84
  Sales per square foot of selling space                  187          160          185        212        229

OTHER INFORMATION
  Number of shareholders                                1,130        1,138        1,163      1,115      1,089
  Number of stores                                         30           43           52         57         45


(a) Net loss has been increased by $16,090,000, $4,572,000, and $20,350,000 as a result of the provision for restructuring for the year ended
       January 29, 1994, January 30, 1993, and February 1,
       1992, respectively.
(b) Not applicable. The majority of the amounts comprising this item have been reclassed to liabilities subject to compromise.
(c) Includes both long-term debt and capitalized lease obligations.



Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview.

      On November 22, 1992, the Company and its wholly-owned principal operating subsidiary,
Brendle's Stores, Inc. (BSI) (collectively sometimes referred to as the "Company"), filed for protection under Chapter 11 of the Bankruptcy Code. Under Chapter 11, the Company and BSI, Debtors In
Possession, continued to conduct business in the ordinary course under the protection of the Bankruptcy
Code while a Plan of Reorganization was developed to restructure and reorganize the debt structure and allow the Company to strengthen its financial position.

      At the time of the filing of the Petitions, the Company was operating 51 retail stores in North
Carolina, South Carolina, Virginia, Tennessee, and Georgia. The Company reviewed the operations of each of its stores and closed twenty-one stores during Fiscal 1994 whose profitability was not considered by management to be adequate. The stores that remained open include older locations including 13 stores leased by the Company from Brenco, a North Carolina general partnership composed of certain principal shareholders of the Company. Eight store locations were closed in the winter of 1993 and thirteen store locations were closed in the spring/summer of 1993. The inventory, fixtures, and real estate (at two of the company-owned stores) that became available for sale as a result of these closings were sold to generate cash to help fund the Plan of Reorganization. The Company also sold its distribution center located in Elkin, NC and leased back approximately 244,000 sq. ft. of the 388,000 square feet facility. Proceeds from this sale were also used to help fund the Plan of Reorganization.

      The overhead structure of the Company has been significantly curtailed, and employment levels at the corporate offices have been reduced commensurate with the downsizing of the Company's operations. The merchandising strategy has been reviewed, the number of SKUs offered has been reduced, and the merchandise mix has been reformulated based on Brendle's strengths in gift merchandise. The advertising strategy of the Company has been revised to include more targeted mailings and a renewed annual catalog to be distributed to Brendle's customers. The Company previously owned its fleet of trucks which it used to ship merchandise from its distribution center to the stores. Some of the equipment has been sold, and the transportation needs of the Company have been outsourced.

      During the Chapter 11 proceeding, the Company has maintained substantial cash deposits primarily due to the liquidation of the 21 locations.
Because of its substantial amounts of unencumbered cash, the Company did not have an immediate need for a debtor in possession revolving credit facility.
To provide assurance of payment to its trade vendors, the Company established a vendor assurance facility, giving vendors a super-priority Administrative
Expense Claim and lien on inventory up to $10 million (the "Vendor Assurance Facility"). The Vendor
Assurance Facility was prospectively terminated by order of the Bankruptcy Court entered on September 9, 1993. Further, all inventory vendor payables under the Vendor Assurance Facility outstanding as of September 9, 1993, were paid in full by October
14, 1993. On November 2, 1993, the Bankruptcy Court agreed to enter an order terminating all vendors' liens under the Vendor Assurance Facility.

      Also on September 9, 1993, the Bankruptcy Court approved a debtor-in-possession revolving credit facility with The CIT Group/Business Credit, Inc.
This facility provided for a revolving line of credit of up to $25 million. The facility was created to enhance the credit terms offered by vendors shipping for the Christmas season.

      On November 10, 1993, the Company filed a modified
Plan of Reorganization with the United
States Bankruptcy Court for the Middle District of North
Carolina.  The modified Plan of
Reorganization was approved by the Company's Creditors and shareholders in December, 1993, and was confirmed by the Bankruptcy Court by order entered on December 20, 1993. See "Item 3 - Legal
Proceedings."

      On April 20, 1994, the Company received Bankruptcy
Court approval for a $45 million
revolving line of credit to be used to partially fund the Plan of Reorganization and to provide working capital funds to the Company. See "Liquidity and Capital
Resources." On April 29, 1994, the Company substantially consummated its Plan of Reorganization by making payments to creditors in accordance with the Plan and distributing stock for the benefit of certain unsecured and secured creditors.


Comparison of Operations.

      Net sales for Fiscal 1994 were $170,345,000 compared to net sales of $233,889,000 for the fiscal year ended January 30, 1993 ("Fiscal 1993"), a decrease of $63,544,000 or 27.2%. This sales decrease resulted from operating fewer stores. The Company operated forty-three stores during the first quarter and part of the second quarter of Fiscal 1994. Net sales for Fiscal 1993 were $233,889,000 compared to $300,198,000 for Fiscal 1992, a decrease of $66,309,000 or 22.1% This decrease in sales resulted primarily from operating a net seven fewer stores and a 17.1% decrease in comparable store sales.

      The Company's business is a seasonal one with a significant portion of its sales occurring in the fourth quarter of the fiscal year. Fourth quarter revenues accounted for 42.5% of total revenues in Fiscal 1994, compared to 41.3% in Fiscal 1993 and 43.8% in
Fiscal 1992.

      The Company's sales for the first quarter of Fiscal
1994 were adversely impacted by the
disruption in the normal receipt of merchandise in the period surrounding the filing of Chapter 11
Proceeding. Comparable store sales decreased 9.2% in the first quarter of Fiscal 1994. The Company closed thirteen stores at the end of May 1993 and the remaining 30 comparable store sales increased
1.2% for the second quarter of Fiscal 1994. Comparable store sales continued to increase in the third and fourth quarters at 3.2% and 16%, respectively resulting in a 6% comparable stores sales increase for the year. Sales in the fourth quarter reflected a better in-stock position and a more aggressive, targeted marketing approach.

      Other income for Fiscal 1994, 1993, and 1992 was $728,000, $1,201,000 and $1,161,000,
respectively. Fiscal 1994 other income includes non-recurring items such as rental income from the distribution center and prior year bad debt recovery. Prior year other income included shelf allowance and other non-recurring items such as proceeds from insurance recoveries. Interest on short-term investments which was classified as other income in Fiscal 1993 has been offset against reorganization expense in Fiscal 1994 in accordance with AICPA Statement of Position 90-7 (Financial Reporting by
Entities Reorganizing Under the Bankruptcy Code).

      The cost of merchandise sold in Fiscal 1994 was $125,015,000 or $43,864,000 less than
Fiscal 1993 due to the sales decline as discussed above.
The gross margin as a percentage of revenues for Fiscal 1994 was 26.9% compared to 28.2% for Fiscal 1993.
The decrease in gross margin
percentage was primarily the result of increased promotional activity and the continued competitive retail environment.

      Selling, operating and administrative expenses ("SO & A") for Fiscal 1994 were $43,571,000 compared to $69,427,000 for Fiscal 1993.  This $25,856,000
decrease in SO & A is primarily the result of operating fewer stores, reduction of corporate overhead, and aggressive cost management. SO & A expenses, as a percentage of revenues, decreased to 25.5% in Fiscal 1994 compared to 29.5% for the same period last year.

      Depreciation and amortization for Fiscal 1994, Fiscal
1993, and Fiscal 1992 were $4,877,000,
$7,184,000, and $8,219,000, respectively. Expense for fixed asset depreciation and amortization is less because the Company is operating fewer stores.

      Interest on capital leases for Fiscal 1994, Fiscal
1993, and Fiscal 1992 was $756,000,
$1,199,000, and $1,667,000, respectively. No additional capital leases have been signed during the three-year period discussed, and all remaining capital leases are in the second half of their term, resulting in a book expense reduction.


      Interest expense on debt other than capital leases was $383,000, $3,728,000, and $4,567,000 for Fiscal 1994, 1993, and 1992, respectively. The decrease in interest expense for Fiscal 1994 is because the Company discontinued accruing interest on its interest-bearing, pre-petition debt obligations on the petition date in accordance with the Bankruptcy Code and

AICPA Statement of Position 90-7
(Financial Reporting by Entities Reorganizing Under the
Bankruptcy Code).

      Reorganization costs for Fiscal 1994 of $16,090,000 primarily relate to the costs associated with the closing of certain stores including the write-off of the remaining book value of assets, the loss on the sale of real property, lease liabilities, employee severance costs, inventory liquidation, and professional fees for the Company and Creditor Committees.
Interest on short-term investment is also included in reorganization costs as required by AICPA
Statement of Position 90-7 (Financial Reporting by Entities Reorganizing Under the Bankruptcy Code).

      Net loss for Fiscal 1994, Fiscal 1993, and Fiscal 1992 was $19,619,000, $19,899,000, and
$26,374,000, respectively. The loss in Fiscal 1994 reflects reorganization costs of $16,090,000, the impact of Chapter 11 proceedings and store closings. The Fiscal 1993 loss reflects a restructuring charge of $4,570,000, resulting primarily from the impact of the Chapter 11 Proceedings on operations.
The Fiscal 1992 loss includes a restructuring charge of $20,350,000 related to the restructuring plan of January, 1992, which included closing certain stores, modifying product mix, and reorganizing the executive management of the Company.


Liquidity and Capital Resources

      As a result of the Chapter 11 Proceeding, the Company's liquidity position has been positively affected because the cash requirements for the payment of scheduled principal payments, accrued interest, accounts payable, and other liabilities that were incurred prior to the filing of Chapter 11
Proceeding were, in most cases, deferred and subsequently settled at a reduced amount under the Plan of Reorganization.

      The Company's cash balance at January 29, 1994, was
$34.8 million which included
approximately $19.8 million of cash generated from the closing of twenty-one stores which had been escrowed for distribution to creditors under the Plan of Reorganization.

      Merchandise inventories were $54.1 million at January
29, 1994, compared to $57.9 million
at January 30, 1993. The decline in inventories was primarily the result of closing thirteen stores since
January 30, 1993, offset by a better in-stock position at the remaining 30 stores.

      Post-petition liabilities were $6.4 million at January
29, 1994, compared with $11.6 million
at January 30, 1993. This decrease in post-petition liabilities is the result of a reduction in the restructuring expense liability offset by an increase in accounts payable-trade. The increase in accounts payable-trade is due to more favorable credit terms from the Company's vendors.

      Pre-petition debt of the Company and BSI, classified as "Liabilities Subject to Compromise," on the January 29, 1994, Consolidated Balance Sheet was
$95.7 million and included $42.7 million of pre-petition debt borrowings under credit agreements with lender banks, $1.6 million of debt borrowings from related parties, and $51.4 million of pre-petition liabilities for accounts payable and other liabilities.
In accordance with the terms of the Plan of Reorganization, substantially all of these liabilities have been reconciled and paid. The total cost required to settle these liabilities is approximately $48.0 million, resulting in debt forgiveness to the Company of approximately $39.0 million.

      The $48.0 million required to fund the payment to creditors was funded from $30.0 million of the cash on hand at January 29, 1994, and the balance from borrowings of approximately $18 million from the Company's $45 million Revolving Credit
Facility with Foothill Capital Corporation
("Exit Financing Facility") which was closed on April 29,
1994.

      On April 20, 1994, the Company received Bankruptcy
Court Approval for a five year $45
million Exit Financing Facility which will be used to fund payments to creditors described above while the balance of the facility may be used to fund working capital, inventory purchases, capital expenditures, and other general corporate purposes. The Exit Financing
Facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements. These include two financial ratio covenants: (1) current ratio, and (2) total liabilities to tangible net worth ratio.


      Under the Exit Financing Facility, the lender agrees to make revolving loans and issue or guarantee letters of credit for the Company in an amount not exceeding the lesser of the Borrowing Base
(as defined in the Loan Agreement) or $45.0 million. The Exit Financing Facility includes a sublimit of $10 million for documentary and stand-by letters of credit.

      The Exit Financing Facility provides that each loan shall bear interest at a rate of prime plus one and forty-four one hundredths (1.44) percentage points. Interest on these loans shall be payable monthly in arrears on the first day of each month. Also under the Exit Financing Facility, the Company pays an unused line fee for an amount equal to one-half of one percent (.50%) per annum on the unused portion of the Exit Financing Facility and a letter of credit fee equal to 2.5% per annum on the average daily balance of the aggregate undrawn letters of credit and letter of credit guarantees outstanding during the immediately preceding month and certain other fees. The Exit Financing Facility also requires an annual facility fee equal to one-half of one percent (.50%) of the maximum amount of the facility payable on each anniversary of the Facility closing date and a monthly servicing fee of $3,500 per month. The
Company also paid an initial, one-time fee of $450,000 in order to establish the Exit Financing Facility.

      The Company's ability to continue as a going concern is dependent, in part, on the Company's ability to obtain merchandise on a timely basis from vendors on acceptable credit terms. Since the filing of the Chapter 11 Proceeding, the Company's ability to obtain credit through arrangements such as the Exit Financing Facility terms and credit lines have improved and are approaching historical levels experienced by the Company. Management of the Company believes that its ability to obtain credit should continue to improve based on the acceptable performance of the Company. Management further believes the Exit Financing Facility, together with the cash from operations and vendor credit, should be adequate to cover working capital requirements and capital expenditures.

      In addition to cash used in operations, approximately
$823,000 was also used for capital
expenditures during Fiscal 1994. The Company anticipates capital expenditures for Fiscal 1995 primarily for normal facility maintenance and various projects to improve management information systems.


Item 8.  Financial Statements and Supplementary Data.

      The following financial statements are filed with this Form 10-K Annual
Report:

      Report of Independent Accountants

      Consolidated Balance Sheets at January 29, 1994, and
       January 30, 1993

      Consolidated Statements of Operations for the three years ended January 29, 1994

      Consolidated Statements of Shareholders' Equity for the three years ended January 29, 1994

      Consolidated Statements of Cash Flows for the three years ended January 29, 1994

      Notes to Consolidated Financial Statements


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial
Disclosure.

      No such changes in accountants or disagreements on accounting or financial disclosure occurred in fiscal 1994 or 1993.

Part III

Item 10.  Directors and Executive Officers of the
Registrant.

      The information as to executive officers is set forth in Part I hereof under the caption
"Executive Officers of the Registrant." The additional information required by this item is set forth below:

      Set forth below are the names of the members of the Board of Directors, their principal occupation or employment during the past five years, all their positions with the Company, the Common
Stock of the Company beneficially owned by each of them as well as that beneficially owned by all directors and executive officers as a group, in each case as of April 15, 1994, and certain other informa-tion with respect to such directors


                                                                               Director of         Common Stock
                                      Principal Occupation for Past 5            Company           Beneficially         % of
Name                         Age      Years and other Information(1)              Since             Owned(2)           Class*

Douglas D. Brendle          65         Chairman of the Board of                  1954               2,102,816(6)        16.5%
                                       Directors of the Company
                                       since February, 1986; Chief
                                       Executive Officer of the
                                       Company from November,
                                       1984, to June 2, 1982, and
                                       from January 13, 1993, to
                                       present; President of the
                                       Company from November,
                                       1984, to June, 1989, and
                                       from April 13, 1993, to
                                       present.(3)(4)(5)



S. Floyd Brendle            63         Vice Chairman of the Board                1954               1,723,515(7)        13.5%
                                       of Directors of the Company
                                       since April, 1989; Executive
                                       Vice President of the
                                       Company from November,
                                       1984, to February, 1989,
                                       and from January 13, 1993,
                                       to April 13, 1993.(3)(5)







William F. Cosby            54         President and Chief                       1973                 470,797(8)         3.7%
                                       Operating Officer of the
                                       Corporation from January
                                       13, 1993, to April 13, 1993;
                                       Senior Vice President of the
                                       Company from February,
                                       1986, to June, 1989; for in
                                       excess of one year prior
                                       thereto he was Vice
                                       President of the Company.


Thomas H. Davis             76         Retired; Director Emeritus,               1987                   5,000             **
                                       USAir, Inc. since August,
                                       1989; Chairman of the
                                       Executive Committee of
                                       Piedmont Aviation, Inc. for
                                       in excess of five years prior
                                       thereto(9)


James B. Edwards            65         President of the Medical                  1986                   1,000             **
                                       University of South Carolina
                                       in Charleston, SC since
                                       November, 1982; prior
                                       thereto he was the Secretary
                                       of Energy of the United
                                       States.(10)


John D. Gray                87         Chairman Emeritus of the                  1984                   2,000             **
                                       Board and Retired Chief
                                       Executive Officer of
                                       Hartmarx Corporation, a
                                       diversified men's clothing
                                       manufacturer.


John A. Northen             44         Partner in the law firm of                                        -0-
                                       Northen, Blue, Rooks,
                                       Thibaut, Anderson &
                                       Woods, located in Chapel
                                       Hill, North Carolina.(11)







Robert R. Dunn              47         President of The Finley                                           -0-
                                       Group, Inc., a turn-around
                                       management firm located in
                                       Charlotte, North Carolina,
                                       since October, 1993; Vice
                                       President of The Finley
                                       Group, Inc., since 1986.(11)

Patty Brendle Redway        66         Director of the Company                   1984               1,912,667(13)       15.0%
                                       since 1984. (5)(12)



All directors and officers  ___                ___                               ___                6,261,435(14)       49.0%
as a group (12 persons,
including the above)(1)



      *Does not include shares of Douglas D. Brendle, S.
Floyd Brendle, William F. Cosby, or Patty Brendle
Redway that will be received as a distribution from the Escrow Agent in accordance with the Plan of Reorganization.
The number of shares to be received is indeterminate at the date of this Annual Report, pending resolution of all disputed claims.

      ** less than 1%.

(1) Each director and officer of the Company previously held the identical directorships and offices with Brendle's Stores, Inc., a wholly-owned subsidiary of the Company. Brendle's Stores, Inc. was merged into the Company effective April 29, 1994.

(2)   As reported to the Company by the directors.
      Includes, where appropriate, shares held by spouses, minor children, family companies, partnerships and trusts.

(3)   Douglas D. Brendle and S. Floyd Brendle are brothers.

(4)   Douglas D. Brendle serves on Advisory Boards of
      Appalachian State University and Campbell University and for the Business School of the University of South
      Carolina.

(5) By virtue of their stockholdings in the Company, positions with the Company and family relationships, including relationships by marriage, each of Douglas
      D. Brendle, S. Floyd Brendle, and Patty Brendle Redway may be deemed to be a controlling person of the Company within the meaning of the rules of the Securities and Exchange Commission.

(6) The information as to beneficial ownership set forth in footnote (3) under Item 12 is incorporated herein by reference.

(7) The information as to beneficial ownership set forth in footnote (5) under Item 12 is incorporated herein by reference.

(8) The information as to beneficial ownership set forth in footnote (7) under Item 12 is incorporated herein by reference.

(9)   Thomas H. Davis is a director emeritus of USAir Group,
      Inc., ALLTEL Corp., and Duke Power Company.

(10) James B. Edwards was the Governor of the State of South Carolina from 1975 until 1979. He is a director of Chemical Waste Management, Inc., Encyclopedia
      Britannica, Inc., Imo Industries, Inc., National Data
      Corporation, Phillips Petroleum Company, SCANA
      Corporation, and South Carolina National Bank.

(11) Mr. Northen and Mr. Dunn became members of the Board of Directors upon substantial consummation of the Company's Plan of Reorganization on April
      29, 1994. The Plan of Reorganization provided that certain of the Company's creditors had the right to appoint two individuals to the Company's Board of Directors for a period of one (1) year following substantial consummation. Mr. Northen and Mr. Dunn have filled these positions.

(12)  Patty Brendle Redway is the widow of J. Harold
      Brendle, who was the brother of Douglas D. Brendle and
      S. Floyd Brendle.

(13) The information as to beneficial ownership set forth in footnote (8) under Item 12 is incorporated herein by reference.

(14) Includes 44,240 shares which may be acquired upon the exercise of options exercisable April 30, 1994, or within 60 days thereafter. Also includes certain shares as to which beneficial ownership is disclaimed by certain directors and officers as referred to in these footnotes. Does not include stock appreciation rights held by the unaffiliated Directors.


     Committees

     The Board of Directors has an Audit Committee consisting of Douglas D. Brendle, Thomas H. Davis,
James B. Edwards, John D. Gray, and Patty Brendle Redway.
The Audit Committee recommends matters involving the engagement and discharge of independent auditors, directs and supervises special investigations, reviews the plans for and results of the Company's procedures for internal auditing, and reviews the adequacy of the Company's system of internal accounting controls.

     Other standing committees of the Board of Directors include the Stock Option Committee, which administers the Company's stock option plans; the Stock Appreciation Rights Committee, which administers the Company's Unaffiliated Director Stock Appreciation Rights Plan; the Unaffiliated Directors Committee, which reviews and approves or disapproves certain transactions between the Company and any of its affiliates; and the Compensation Committee, which reviews and approves or disapproves certain compensation and employee benefit matters and makes recommendations to the full Board of Directors regarding compensation in general. The Stock Option Committee consists of Douglas D. Brendle, S. Floyd Brendle and William F. Cosby; the Stock Appreciation
Rights Committee consists of Douglas D. Brendle and S. Floyd Brendle; the Unaffiliated Directors Committee consists of Thomas H. Davis, James B. Edwards, and John D. Gray; and the Compensation Committee consists of Douglas D. Brendle, Thomas H. Davis, James B. Edwards, and John D. Gray. There is no nominating committee of the Board of Directors.

     During the fiscal year ended January 29, 1994, the Board of Directors held a total of four (4) meetings.
The Compensation Committee met once and there were no other meetings of formal committees. Also during such fiscal year, no director attended fewer than a total of 75% of the aggregate of all meetings of the Board of Directors and all meetings held by all committees of the Board of Directors on which he served.

     Each of the non-employee or non-officer directors, William F. Cosby, Thomas H. Davis, James B. Edwards,
John D. Gray, and Patty Brendle Redway, traditionally received a standard fee of $10,000 annually for service as a director plus $500 for each Board of Directors' meeting attended. Non-employee members of the Audit Committee and the Compensation Committee receive $250 for each meeting attended. As a cost-saving measure, the Board members agreed to reduce their compensation during Fiscal 1994, and no non-employee director received in excess
of $3,000 for serving on the Board.   Directors who are also
officers of the Company receive no additional compensation for attending Board of Director or committee meetings. No compensation or fee (other than transportation costs) was paid for membership or participation in any other committee.

Item 11.  Executive Compensation.

     The following table presents information relating to total compensation during the fiscal year ended January
29, 1994, of the Chief Executive Officer, Douglas D. Brendle and the Company's Senior Vice President (as of
January 29, 1994), William V. Grady and two of the Company's Vice Presidents, Aubrey L. Miller and Steven W.
Luka (the "Named Executives"). All remaining Executive Officers of the Company, who served in such capacities on January 29, 1994, were paid less than $100,000 in total compensation for the fiscal year ending January 29, 1994.


                        Summary Compensation Table

                                                               Long Term
                                                             Compensation

                                           Annual Compensation                     Awards
   Name and                                                    Other Annual      Options/SARs      All Other
Principal Position            Year     Salary       Bonus     Compensation(1)     (Shares)       Compensation(2)

Douglas D. Brendle(6)        1993-94   $199,992      -0-         -0-                  -0-            $20,596
  Chairman and               1992-93   $200,000      -0-         -0-                  -0-            $56,259
   Chief Executive           1991-92   $249,990      -0-         -0-                  -0-              -0-
   Officer


William V. Grady(3)(6)       1993-94   $110,006      -0-         -0-                  -0-            $ 6,186
  Senior Vice President      1992-93   $  8,462      -0-         -0-                  -0-            $27,600
                             1991-92       -0-       -0-                              -0-               --


Aubrey L. Miller(3)(5)       1993-94   $104,994      -0-         -0-                  -0-            $   886
  Vice President             1992-93   $ 88,840      -0-         -0-                  -0-            $   489
  of Operations              1991-92   $ 79,872      -0-         -0-                  -0-            $   278


Steven W. Luka(4)(5)         1993-94   $104,994      -0-         -0-                  -0-            $   611
  Vice President and         1992-93   $ 88,840      -0-         -0-                  -0-            $   356
  General Merchandise        1991-92   $ 79,192      -0-         -0-                  -0-            $   287
  Manager





     (1)None of the Named Executives received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of the total of his salary and bonus for any of the reported years.

     (2)Includes value of premium payments on life insurance policies for the Named Executives maintained by the Company and moving expenses for William V. Grady.

     (3)Mr. Grady joined the Company in November, 1992.

     (4)Mr. Miller also has options to acquire 11,770 shares of the Company's common stock, 11,416 of which are currently exercisable.
The option prices range from $5.50 per share to $14.50 per share and currently have no value.

     (5)Mr. Luka also has options to acquire 9,570 shares of the Company's common stock, 9,356 of which are currently exercisable. The option prices range from $5.50 per share to $14.50 per share and currently have no value.

     (6)For a further discussion of the offices held by the Named Executives, see the textual discussion included in Item 12.

     Employee Benefit Plans

     The Company maintains a variety of employee benefit plans, including a Non-Contributory
Profit Sharing Plan, the Brendle's Incorporated 1990 Stock Plan, and the Brendle's Incorporated 1986
Non-Qualified Stock Option Plan. A description of these plans is included in Note 9 to the Consolidated
Financial Statements of the Company included in this Annual Report on Form 10-K and is incorporated herein by reference. Only the named Executives indicated in the footnotes to the above tables participate in the Company's Stock Option Plans (with no executive having currently exercisable options which are in-the-money), and none of the Named Executives receive perquisites or other forms of employment benefits that exceeds $50,000.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock, the Company's only class of equity voting security, as of April 15, 1994, by each person, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange
Act of 1934, as amended (the "Exchange Act"), known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, or that may be a member of a control group owning more than five percent (5%) of the Company's outstanding stock:





                                                 Common Stock Beneficially Owned(1)


                                                Amount and nature of        Percentage
Name and Address of Beneficial Owner(2)         Beneficial Ownership         of Class

Douglas D. Brendle . . . . . . . . . . . . . . . 2,102,816(3)                 16.5%

D & L Brendle Associates . . . . . . . . . . . . 1,035,000(4)                  8.1%

S. Floyd Brendle . . . . . . . . . . . . . . . . 1,723,515(5)                 13.5%

K & F Brendle Associates . . . . . . . . . . . . . 500,000(6)                  3.9%

William F. Cosby . . . . . . . . . . . . . . . . . 470,797(7)                  3.7%

Patty Brendle Redway (Trusts under Agreement
with J. Harold Brendle). . . . . . . . . . . . . .1,912,667(8)                15.0%



(1) None of the persons or entities indicated own any shares subject to options exercisable on April 15, 1994 or within 60 days thereafter.

(2) The address of these beneficial owners, except Patty Brendle Redway, is c/o Brendle's Incorporated, 1919 North Bridge Street Extension, Elkin, North Carolina 28621.
     The address of Patty Brendle Redway is c/o Wachovia
     Bank and Trust Company, N.A., Trust Department, Post Office Box 3099, Winston-Salem, North
     Carolina 27102.

(3) Of such 2,102,816 shares, Douglas D. Brendle may be deemed to have sole voting power as to 924,330 shares, shared voting power as to 1,178,486 shares, sole investment power as to 924,330 shares and shared investment power as to 1,178,486 shares.

     The above shares include (i) 1,035,000 shares held by D & L Brendle Associates, a North Carolina limited partnership in which the general partners are Lydia U. Brendle, wife of Douglas D. Brendle, and a corporation controlled by Douglas D. Brendle and members of his family, (ii) 133,036 shares held by Lydia U. Brendle as trustee for their daughter, as to which shares Lydia U. Brendle has sole voting and investment power, (iii) 5,450 shares held individually by Lydia U. Brendle, (iv) 5,000 shares held jointly by Douglas D. Brendle and Lydia U. Brendle, (v) 869,629 shares held of record by Lydia U. Brendle under a trust agreement with Douglas D.
     Brendle which is revocable by him and as to which shares he retains all voting and dispositive powers, and
     (vi) 54,701 shares of which Mr. Brendle is the sole record and beneficial owner.

     Mr. Brendle disclaims beneficial ownership of the shares described in items (i), (ii) and (iii) above and any other shares held by D & L Brendle Associates and also disclaims membership in any "group," within the meaning of the Exchange Act.

(4) D & L Brendle Associates may be deemed to have sole voting and investment power as to all of such 1,035,000 shares and shared voting and investment power as to none of such shares. D & L Brendle Associates disclaims beneficial ownership of any additional shares in excess of the 1,035,000 shares over which it has sole voting and dispositive power and also disclaims membership in any "group," within the meaning of the Exchange Act.

(5) Of such 1,723,515 shares, S. Floyd Brendle may be deemed to have sole voting power as to 1,223,515 shares, shared voting power as to 500,000 shares, sole investment power as to 1,223,515 shares, and shared investment power as to 500,000 shares.

     The above shares include 500,000 shares held by K & F Brendle Associates, a North Carolina limited partnership in which the general partners are Kathryn C. Brendle, wife of S. Floyd Brendle, and a corporation controlled by S. Floyd Brendle and members of his family. Excluded are an aggregate of 1,600 shares represented by presently exercisable options held by Mr. Brendle's two sons, respectively, each of whom is an adult not living in his home.

     Mr. Brendle disclaims beneficial ownership of any shares held by K & F Brendle Associates as well as the shares excluded above and also disclaims membership in any "group," within the meaning of the Exchange Act.

(6) K & F Brendle Associates may be deemed to have sole voting and investment power as to all of such 500,000 shares and shared voting and investment power as to none of such shares. K & F Brendle Associates disclaims beneficial ownership of any additional shares in excess of the 500,000 shares over which it has sole voting and investment power and also disclaims membership in any "group," within the meaning of the Exchange Act.

(7) Of such 470,797 shares, William F. Cosby may be deemed to have sole voting power as to 140,797 shares, shared voting power as to 330,000 shares, sole investment power as to 140,797 shares, and shared investment power as to 330,000 shares.

     The above shares include 330,000 shares held by C & W
     Cosby Associates, a North Carolina limited partnership in which the general partners are Patricia R.
     Cosby, wife of William F. Cosby, and a corporation controlled by William F. Cosby and members of his family.

     Mr. Cosby disclaims beneficial ownership of any shares held by C & W Cosby Associates and also disclaims membership in any "group," within the meaning of the Exchange Act.

(8) Of such 1,912,667 shares, Patty Brendle Redway may be deemed to have sole voting and investment power as to all of such shares, and shared voting and investment power as to none of such shares.

     All of the above 1,912,667 shares are held in two trusts created under an agreement dated October 20, 1982, with J. Harold Brendle. Patty Brendle Redway, widow of J.
     Harold Brendle, has sole voting and investment power over all such shares. Wachovia Bank and Trust
     Company, N.A., a subsidiary of The First Wachovia
     Corporation, is trustee of such trusts.

     Excluded are an aggregate of 8,448 shares represented by presently exercisable options held by Ms. Redway's son who is an adult not living in her home.

     Ms. Redway disclaims beneficial ownership of the 1,912,667 shares as well as the other shares excluded above and also disclaims membership in any "group," within the meaning of the Exchange Act.


  The Common Stock holdings of Douglas D. Brendle, S. Floyd
Brendle, Patty Brendle Redway (her
holdings being with respect to shares forming a part of the Trusts created under an Agreement with
J. Harold Brendle), certain members of their immediate families and the family partnerships described above (collectively, the "Brendle Family") aggregate in excess of two-thirds of the Company's outstanding Common Stock. If all or certain members of the Brendle Family were to vote in the same manner concerning certain matters subject to a vote of shareholders of the Company, the Brendle Family or such members could determine the outcome of any such vote. Accordingly, under proper circumstances the Brendle Family may be said to be in "control" of the Company within the meaning of that term under the Exchange Act. However, the Brendle
Family has not agreed to act in concert or as a group in connection with voting any of the Company's
Common Stock.


Item 13.  Certain Relationships and Related Transactions.

  Shareholders' Agreement

  In April of 1986, prior to the initial public offering of the Company's Common Stock, all of the then shareholders of the Company (including Douglas D. Brendle,
S. Floyd Brendle, Patty Brendle Redway,
and William F. Cosby) entered into a Shareholders' Agreement with the Company. Therein, the shareholders agreed, among other things, to restrict the transfer of their Common Stock to any unrelated party (as defined) without the written consent of all remaining shareholders who are parties to the Agreement unless the transferring shareholder gives a right of first refusal to related parties (as defined) of the transferring shareholder and to the remaining shareholders who are parties to the Agreement, and such right of first refusal is not exercised. In addition, the Shareholders' Agreement gives the right, exercisable within nine months of death, to the personal representative of certain deceased shareholders who were parties to the Agreement, to cause the Company to redeem from the deceased shareholder's estate up to that number of shares of Common Stock of the Company owned by the deceased shareholder at his death valued at the average of the closing prices for the 20 trading days prior to the date of death, not to exceed the life insurance proceeds received by the Company as a result of such death. The Company has purchased life insurance in the face amounts set forth below at a net aggregate cost (premiums less dividends and increase in cash surrender value) for the fiscal year ended January 29, 1994 of approximately $257,747: Douglas D. Brendle, $5,000,000; S. Floyd Brendle, $5,250,000;
William F. Cosby, $3,070,000; and Patty Brendle Redway $3,000,000. The Company has borrowed
$1,840,000, in the aggregate, against these policies.

  One effect of the Shareholders' Agreement may be to make it more difficult for a third party to acquire a significant equity position in the Company. Conversely, the Shareholders' Agreement may make it easier for a party to the Shareholders' Agreement, including incumbent management of the
Company, to retain significant equity positions in the Company or to retain their management positions with the Company. In addition, implementation of certain of the aforesaid rights may, under proper circumstances, cause a change in control of the Company.


  Split Dollar Insurance Agreements

  The Company has entered into split dollar life insurance agreements for the benefit of six of its executive officers and/or directors or their spouses and families. Upon the death of any such officer or director, the Company will receive not less than the net premiums paid, and the insured's beneficiary will receive the balance of the insurance proceeds. Pursuant to the agreements, life insurance coverage, the premiums for which are paid by the Company, has been purchased on the following persons in the following aggregate policy amounts: Douglas D. Brendle, $3,000,000; S. Floyd Brendle, $2,000,000;
Aubrey L. Miller, $153,097; W. Steven Day, $132,785; Steven
W. Luka $123,758 and David R.
Renegar, $113,220.  The Company's net aggregate cost
(premiums less dividends and increase in cash surrender value) for such insurance for the fiscal year ended January 29, 1994 was approximately
$48,712.


  Leases

  Brenco, a partnership consisting of Douglas D. Brendle, S. Floyd Brendle, William F. Cosby, and two Trusts under an Agreement with J. Harold Brendle, dated October 20, 1982, ("Brenco"), leases 13 stores and the Company's corporate office building and contiguous warehouse to the Company. During the fiscal year ended January 29, 1994, the Company paid or accrued to Brenco an aggregate of approximately $2,458,132 with respect to these leases. All of the leases are for a 10-year period from their respective dates of origin, except for one lease which is for a 7-year period, with remaining lease terms ranging from one (1) year to five (5) years, and the leases have certain extension options. All of the leases grant to Brenco the right to require the Company to purchase any or all of the premises under any or all of the leases at a purchase price equal to the fair market value of the respective premises purchased, as such fair market value is determined by a third party appraiser acceptable to both the Company and Brenco, provided, however, that, in each event, the purchase of the premises is first approved by the Committee of Unaffiliated Directors of the Company in their sole discretion. The total amount owing under the Brenco leases for their remaining terms is approximately $5,569,000. The
Bankruptcy Court is expected to approve amendments to the Brenco leases which will provide for incentive rent based on the performance of the Company and which will extend certain of the leases by one (1) to two (2) years.

  On November 1, 1991, the Company and Brenco entered into an agreement wherein Brenco agreed to reduce rents payable by the Company by an annual amount of $500,000. This agreement was required by the Company's lenders as part of the loan agreement reached between the Company and its lenders in October, 1991.

  Brenco is the owner and franchisee of the Holiday Inn located in Jonesville, North Carolina, in which the Company held various meetings and corporate functions during the fiscal year ended January 29, 1994. The Company was charged the standard corporate rates for these services and paid an aggregate of $30,305 therefore.

  Management of the Company believes that the terms of all these leases are no less favorable to the Company than would have been available from unaffiliated third parties.



  Transportation Activities

  During the fiscal year ended January 29, 1994, a subsidiary of the Company occasionally used an airplane owned by Sky-Lease, Inc., the voting securities of which are owned by Douglas D. Brendle,
S. Floyd Brendle, William F. Cosby, and a Trust under an Agreement dated October 20, 1982 with
J. Harold Brendle, and Sky-Lease, Inc. was paid an aggregate of $43,340 in rent charges for such airplanes. The Company previously leased two airplanes from Sky-Lease, Inc., however, such leases were terminated effective December 31, 1991, by mutual agreement of the parties and as a condition to the loan agreement entered into between the Company and its lenders in October 1991.


  Loan Agreements

  As a condition to the loan agreement entered into between the Company and its lenders in October, 1991, Douglas D. Brendle and Brenco each loaned $1,000,000 to the Company, which loans were repaid in full by the Company in April, 1994, pursuant to the provisions of the Plan of Reorganization. Under the terms of the Plan, Mr. Brendle and Brenco received payment of the principal balance of their secured claims and 52% of their unsecured claims, without any allowances for post-petition interest accruals.

  Hold Harmless and Other Agreements

  The Company is party to agreements with Thomas H. Davis, James B. Edwards, and John D. Gray, non-employee directors of the Company, to hold each harmless, subject to certain limitations under applicable law, from liabilities arising from service as a director of the Company. The agreements contain certain assurances that the provisions of the Company's by-laws relating to indemnification of directors will not be changed.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K.

                                                                       Page in
                                                                         10-K
    (a)   The following documents are filed as part of this report:

        (1) Financial Statements:

           The Financial Statements listed in Item 8 of Part II
            are filed as part of this Form 10-K Annual Report.       F-1 to F-21

        (2) Financial Statement Schedules:

           Report of Independent Accountants on Financial
            Statement Schedules                                           F-22

           For the three years ended January 29, 1994

           IV -  Indebtedness of and to Related Parties - Not Current     F-23

            V -  Property and Equipment                                   F-24

           VI - Accumulated Depreciation and Amortization of
                Property and Equipment                                    F-25

           IX - Short-Term Borrowings                                     F-26

            X - Supplementary Income Statement Information                F-27

               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



     (b)     The Company filed a Form 8-K on December 20,
1993, reporting under Item 3 the confirmation of its Plan of Reorganization.

     (c)     See the Exhibit Index attached hereto.

     (d) All required financial statements and schedules are filed herewith.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BRENDLE'S INCORPORATED
                                      (Registrant)


Date:  May 12, 1994                   By: Douglas D. Brendle /s/
                                          Douglas D. Brendle,*
                                          Chief Executive Officer and
                                            Chairman of the Board of Directors





*Executed pursuant to Power of Attorney included with this report as an Exhibit.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  May 12, 1994                Douglas D. Brendle /s/
                                   Douglas D. Brendle,*
                                   Chief Executive Officer and Chairman
                                     of the Board of Directors

Date:  May 12, 1994                S. Floyd Brendle /s/
                                   S. Floyd Brendle,
                                   Vice Chairman of the Board of Directors

Date:  May 12, 1994
                                   William F. Cosby,
                                   Director

Date:  May 12, 1994                Thomas H. Davis /s/
                                   Thomas H. Davis,
                                   Director

Date:  May 12, 1994                James B. Edwards /s/
                                   James B. Edwards,*
                                   Director

Date:  May 12, 1994                John D. Gray /s/
                                   John D. Gray,*
                                   Director

Date:  May 12, 1994                Patty Brendle Redway /s/
                                   Patty Brendle Redway,*
                                   Director

Date:  May 12, 1994                David R. Renegar /s/
                                   David R. Renegar,
                                   Chief Financial Officer
                                     (principal accounting officer)


* Executed pursuant to Power of Attorney included with this report as an Exhibit.

         Brendle's Incorporated
          Financial Statements
          January 29, 1994 and January 30, 1993

                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brendle's Incorporated

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Brendle's Incorporated and its subsidiaries (the Company) at January 29, 1994 and
January 30, 1993, and the results
of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994, in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
1 to the financial statements, on
November 22, 1992, Brendle's Incorporated and its primary operating subsidiary,
Brendle's Stores, Inc., filed a voluntary petition for relief under Chapter 11, Title 11, of the United States Code (the Bankruptcy Code) in the
U.S. Bankruptcy Court for the
Middle District of North Carolina. The filing and issues surrounding it raise substantial doubt about the entity's ability to continue as a going concern. The continued viability of the Company in its present form is dependent upon, among other factors, the
Company's ability to generate sufficient cash from operations or other sources that will meet ongoing obligations over a sustained period.
Management's plans in regard to these
matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern, nor do these financial statements include adjustments relating to the recoverability and classification of reported asset amounts or adjustments relating to the establishment, settlement and classification of liabilities that may be required in connection with restructuring the Company under the
Bankruptcy Code.


(Signature of Price Waterhouse)

PRICE WATERHOUSE
Winston-Salem, North Carolina
March 30, 1994, except for Notes 1 and 13, which is as of April 29, 1994

Brendle's Incorporated

(Debtor-in-Possession)
Consolidated Balance Sheet
(In thousands, except share data)


                                                                     January 29,            January 30,
                                                                         1994                  1993
Assets
Current assets:
      Cash and temporary cash investments (Note 2)                   $    34,774            $    36,594
      Receivables (Note 3)                                                 1,480                  6,336
      Merchandise inventories (Note 2)                                    54,133                 57,893
      Other current assets                                                   970                  5,634

              Total current assets                                        91,357                106,457


Property and equipment, less accumulated depreciation
      and amortization (Notes 2 and 4)                                    15,767                 40,364
Other assets                                                                 439                    666

                                                                        $107,563               $147,487



Liabilities and Shareholders' Equity
Current liabilities:
      Current portion of restructuring expenses                         $    509               $  6,603
      Accounts payable - trade                                             3,002                  1,184
      Accrued compensation                                                   508                  1,108
      Other accrued liabilities                                            2,335                  2,713

              Total current liabilities                                    6,354                 11,608


Liabilities subject to compromise (Note 6)                                95,749                111,113

              Total liabilities                                          102,103                122,721


Shareholders' equity
      Common stock, $1 par value, 20,000,000 shares
              authorized, 8,299,454 shares issued at January 29,
              1994 and 8,289,276 shares issued at January 30, 1993         8,299                  8,289
      Capital in excess of par value                                      18,112                 18,111
      Retained deficit                                                   (20,951)                (1,634)

              Total shareholders' equity                                   5,460                 24,766

Commitments and contingencies (Notes 7, 8, 10, and 11)                      --                     --

                                                                        $107,563               $147,487



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Brendle's Incorporated

(Debtor-in-Possession)
Consolidated Statement of Operations
(In thousands, except share data)


                                                                      Fiscal year ended
                                                           January 29,    January 30,   February 1,
                                                              1994           1993          1992

Net sales                                                    $170,345       $233,889     $300,198
Other income                                                      728          1,201        1,161

Total revenues                                                171,073        235,090      301,359


Costs and expenses:
      Cost of merchandise sold                                125,015        168,879      221,099
      Selling, operating and
              administrative expenses                          43,571         69,427       73,803
      Depreciation and amortization                             4,877          7,184        8,219

      Interest expense:
              Capitalized leases                                  756          1,199        1,667
              Other                                               383          3,728        4,567

      Provision for restructuring (Note 5)                     16,090          4,572       20,350

                                                              190,692        254,989      329,705


Loss before income taxes                                      (19,619)       (19,899)     (28,346)
Provision for income taxes (Note 9)                               -              -         (1,972)

Net loss                                                     $(19,619)      $(19,899)    $(26,374)

Net loss per share                                           $  (2.36)      $  (2.45)    $  (3.28)



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Brendle's Incorporated

(Debtor-in-Possession)
Consolidated Statement of Changes in Shareholders' Equity
(In thousands, except share data)




                                       Common     Common    Capital in    Retained        Total
                                        Stock      Stock     Excess of    Earnings    Shareholders'
                                       Shares     Amount     Par Value    (Deficit)      Equity

Balance, February 2, 1991             8,037,421    $8,037     $17,776      $ 43,793    $ 69,606
Net loss                                  -           -          -          (26,374)    (26,374)
Reclassification from other
   deferred credit (Note 8)               -           -          -              883         883
Issuance of stock                         16,281       17          40          -             57


Balance, February 1, 1992              8,053,702    8,054       17,816       18,302      44,172
Net loss                                  -            -          -         (19,899)    (19,899)
Reclassification to other
   deferred credit (Note 8)               -            -          -             (37)        (37)
Issuance of stock                        235,574      235          295          -           530


Balance, January 30, 1993              8,289,276    8,289       18,111       (1,634)     24,766
Net loss                                  -            -           -        (19,619)    (19,619)
Reclassification from other
   deferred credit (Note 8)               -            -           -            302         302
Issuance of stock                         10,178       10            1          -            11

Balance, January 29, 1994              8,299,454   $8,299      $18,112    $ (20,951)    $ 5,460




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Brendle's Incorporated

(Debtor-in-Possession)
Consolidated Statement of Cash Flows
(In thousands)



                                                                     Fiscal year ended
                                                         January 29,    January 30,   February 1,
                                                            1994           1993          1992

Operations:
    Net loss                                              $(19,619)      $(19,899)     $(26,374)
    Items not requiring (providing) cash:
          Depreciation and amortization                      4,877          7,184         8,219
          Loss on sale of property and equipment            11,839            712         1,261
          Deferred income taxes                                -              -             879
          Deferred store credit card costs                     -              -             971
          Restructuring reserve                             (4,109)        (6,239)       14,976
          Other                                                -           (1,040)         (414)

    Changes in assets and liabilities:
          Accounts receivable                                4,856         (2,246)       (1,481)
          Income taxes refundable                              -            2,851        (2,851)
          Merchandise inventories                            3,760         20,864        24,796
          Other current assets                               4,664         (4,237)          155
          Accounts payable and other liabilities            (4,278)        19,745        (1,715)

          Cash provided (used) by operations                 1,990         17,695        18,422


Investing activities:
    Additions to property and equipment                       (823)        (1,630)       (2,690)
    Proceeds from sale of property and equipment             8,704            880            12

    Cash provided (used) for property and equipment          7,881           (750)       (2,678)
    Other                                                      529             49         1,057

          Cash provided (used) by investing activities       8,410           (701)       (1,621)


Financing activities:
    Decrease in capitalized lease obligations               (1,356)        (2,028)       (2,942)
    Increase (decrease) in short term borrowings           (10,875)        28,239       (22,000)
    Increase (decrease) in long term borrowings                -           (8,375)        8,375
    Issuance of common stock                                    11            530            57

          Cash provided (used) by financing activities     (12,220)        18,366       (16,510)


Net increase (decrease) in cash and temporary
    cash investments                                        (1,820)        35,360           291

Cash and temporary cash investments
- - -     beginning of year                                     36,594          1,234           943

Cash and temporary cash investments
- - -     end of year                                       $   34,774    $    36,594    $    1,234

Interest paid during the year                           $      383    $     3,746    $    4,586



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements


NOTE 1 - PROCEEDINGS UNDER CHAPTER 11

On November 22, 1992 (the Petition Date), Brendle's Incorporated and its primary operating subsidiary, Brendle's Stores, Inc., filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the Middle District of North Carolina
(the Bankruptcy Court), and is currently operating as a Debtor-in-Possession. As a Debtor-in-
Possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. A creditors' committee was formed, which has the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The continued viability of the Company subsequent to Chapter 11 is dependent upon, among other factors, the ability to generate sufficient cash from operations and financing sources to meet obligations.

As of the Petition Date, actions to collect prepetition indebtedness were stayed and other contractual obligations could not be enforced against the Company.
Certain prepetition liabilities were approved by the Bankruptcy Court for payment in the ordinary course of business.

The Bankruptcy Code allows the debtor to either assume or reject certain executory contracts, subject to approval of the Bankruptcy Court. Parties to contracts which are rejected are entitled to file claims for losses or damages sustained as a result of the rejection. Management's estimate of allowable claims that will result from contracts that management has rejected or intends to reject has been included within liabilities subject to compromise.
Liabilities subject to compromise
represent those liabilities and obligations whose disposition is dependent upon the outcome of the Chapter 11 proceedings. Management may reject other executory contracts, or the Bankruptcy Court may allow claims for contingencies and other disputes, and if so, the allowable claims will constitute additional liabilities subject to compromise. These potential allowable claims have not been reflected in the accompanying financial statements.

The Company discontinued accruing interest on its interest-bearing prepetition debt obligations as of the Petition Date. In accordance with the American
Institute of Certified Public Accountants'
Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy
Code," (SOP 90-7), interest on secured prepetition obligations after the Petition Date ceased accruing as the outstanding debt and accrued interest exceeded the estimated fair value of the collateral.

The final plan of reorganization may require additional material adjustments to asset values and liabilities which could result from asset disposals or liquidation of liabilities at amounts different than presently reflected in the accompanying financial statements.

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements


On December 23, 1993, the Bankruptcy Court confirmed the Company's plan of reorganization contingent upon the Company's obtaining exit financing in order to fund payments to creditors under the plan of reorganization.

The Company obtained this reorganization credit facility
(the "Credit Facility") for $45,000,000 from
Foothill Capital Corporation on April 21, 1994.  The Credit
Facility is for a term of five years and bears interest at a per annum rate of prime plus 1.44% or 7%, whichever is greater. Interest will be paid monthly with the facility expiring on April 29, 1999. As further discussed in Note 2, cash of $31,032,000 has been provided by the Company to fund a portion of the payments of secured and general unsecured, undisputed claims. On April 29, 1994, the Company disbursed $45,382,000 in payment of secured and general unsecured claims. This payment was funded through cash on hand and borrowings against the Credit Facility.

In addition on April 29, 1994, Brendle's Incorporated issued
4,469,201 shares of Brendle's
Incorporated common stock to Arnold Zahn (the "Escrow
Agent"). These shares will be issued to creditors when all remaining claim amounts are reconciled.
See discussion of specific provisions
related to claim payments under "General Unsecured Claims" below.

Any gain on the forgiveness of pre-petition debt will be recorded during the first quarter of fiscal
1995. The Company will not account for the reorganization using fresh-start reporting due to the fact that a significant change in ownership will not have occurred.

The confirmed plan provides for the following:

Secured Claims

The Bank Group will receive the sum of $16,000,000 less all amounts paid to the Bank Group by the Company subsequent to July 8, 1993 in cash in full and complete satisfaction of the allowed secured portion of their claim. The Brenco and Douglas D.
Brendle Secured Claims will be treated
similarly, receiving a recovery in the same proportion as the Bank Group's recovery. The balance of the Bank Group claim, approximately $35,000,000 will be treated as a general unsecured claim.


General Unsecured Claims

Holders of unsecured claims will receive the following for their claims in accordance with the proposed plan of reorganization: (a) the claim-holder's pro rata share of a total distribution to all general unsecured claim holders of 35% of the issued and outstanding common stock of the reorganized Company; and (b) the opportunity to elect one of the following options: (i) a cash payment equal to 52% of the amount of the general unsecured claim ("the cash option"); or (ii) a reorganization note in a principal amount equal to 80% of the general unsecured claim, bearing interest at the rate of 8% per annum and payable over ten years ("the note option").

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements



During the balloting, all of the holders of unsecured claims elected the cash option with the exception of holders of approximately $161,000 in unsecured claims.

Common Stock

The holders of the outstanding shares of the Company's existing common stock will retain their stock and will be entitled to all the rights and privileges of shareholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business, in accordance with SOP 90-7. Substantially all current and long-term liabilities existing at the time the petition for reorganization under Chapter 11 was filed have been reclassified as liabilities subject to compromise. The consolidated financial statements do not include any adjustments or reclassifications that might be necessary should the Company be unable to continue in existence.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.
All significant intercompany balances and transactions are eliminated in consolidation.



Cash and temporary cash investments

Temporary cash investments are defined as short-term investments having an original maturity of three months or less. Cash at January 29, 1994 and January
30, 1993 includes $31,032,000 and
$3,329,000, respectively, of restricted cash related to the bankruptcy proceedings.

Merchandise inventories

Merchandise inventories are stated at the lower of cost or market, with cost being determined by the last-in, first-out (LIFO) method. The stated LIFO value of merchandise inventories approximates replacement cost.

Property and equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred. Major renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements




depreciation or amortization are removed from the property accounts and any gain or loss is recorded as income or expense.

Depreciation and amortization of property and equipment owned or leased under capital leases are provided on the straight-line method over their estimated useful lives.

Net income per share

Net income or loss per share is computed using the weighted average number of common shares outstanding during each period which were 8,297,000, 8,120,000 and 8,041,000, for the years ended
January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

Postemployment benefits

In November 1992, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112).
SFAS 112 applies to benefits provided by an employer to former or inactive employees after employment but before retirement and will require that, effective for years beginning after December
15, 1993, the costs of providing such benefits be charged to the period in which certain specific conditions are met. Adoption of this statement is not expected to materially impact the Company's financial condition or results of operations.

Income taxes

Income taxes are provided based upon income reported for financial statement purposes. See discussion of deferred income taxes in Note 9.

Issuance of stock

During fiscal 1994 and 1993, 12,378 and 124,241 shares, respectively, were issued to the 401(k) plan and during fiscal 1993, 111,333 shares were issued to lessors as consideration for rent concessions.

Reclassifications

Certain amounts previously reported have been reclassified to conform with classifications used during fiscal 1994.

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements



NOTE 3 - RECEIVABLES

Receivables consist of the following:



                                                     January 29,   January 30,
                                                        1994           1993

Trade                                                 $1,480         $1,226
Receivable from liquidators                              -            5,110

                                                      $1,480         $6,336



The receivable from liquidators as of fiscal 1993 year end relates to January 1993 store closings.


NOTE 4 - PROPERTY AND EQUIPMENT


                                                         Estimated        January 29,   January 30,
(In thousands)                                          useful life          1994          1993

Land and improvements                                                      $1,666        $3,372

Buildings:
      Capitalized leases                              10 to 25 years       10,703        12,704
      Owned                                           19 to 25 years        5,379        15,418

                                                                           16,082        28,122

Property and equipment:
      Furniture, fixtures and equipment                5 to 10 years       23,570        38,173
      Leasehold improvements                             10 years           9,380        12,216
      Transportation equipment                          3 to 7 years          691           953
      Construction in progress                               -                141           334

                                                                           33,782        51,676
                                                                           51,530        83,170
Less accumulated depreciation
      and amortization                                                     35,763        42,806

                                                                          $15,767       $40,364


Accumulated depreciation and amortization includes
$9,562,000 at January 29, 1994 and
$10,109,000 at January 30, 1993 relating to capital leases.
The charge to operations resulting from
amortization of capital leases is included in depreciation and amortization expense in the consolidated statement of operations.

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements



NOTE 5 - RESTRUCTURING CHARGES

During the fourth quarter of fiscal 1992, the Company recorded the impact of a restructuring plan designed to increase the overall profitability of the Company by closing certain stores, modifying the product mix offered to the consumer, streamlining the product selection process and reorganizing the management of the Company. Restructuring costs of $20,350,000 represented provisions for store closings, lease termination costs, severance pay and write-down of related assets. The restructuring charge also included a provision for the estimated loss on disposal of discontinued product lines.

Continued financial difficulties necessitated a more extensive restructuring which required an additional provision of $4,572,000 in the fourth quarter of fiscal 1993. Management made even further structural changes during fiscal 1994, resulting in the closing of thirteen Company stores, the reduction of overhead costs at the Company's corporate headquarters and distribution center and the downsizing of certain of the Company's product lines. The total cost of this additional restructuring is estimated to be $16,090,000, which includes professional fees related to the Chapter
11 proceedings.

Unpaid restructuring costs at the end of fiscal 1994 and fiscal 1993 were $4,628,000 and
$8,737,000, respectively. Of these costs $4,119,000 and $2,134,000 related to leases for closed stores and have been classified as liabilities subject to compromise at January 29, 1994 and January
30, 1993, respectively.

NOTE 6 - LIABILITIES SUBJECT TO COMPROMISE AND CONTINGENCIES

Liabilities subject to compromise include substantially all of the current and noncurrent liabilities of the Company as of the Petition Date. As discussed further in Note 1, prepetition liabilities, including the maturity of debt obligations, have been stayed while the Company continues to operate. Certain prepetition obligations are secured by both real and personal prepetition property of the Company; however, these obligations are recorded as liabilities subject to compromise as the ultimate adequacy of security for any secured prepetition debt cannot be determined until a plan of reorganization is confirmed. Additional bankruptcy claims and prepetition liabilities could arise by reason of termination of various contractual obligations and as certain contingent and/or disputed bankruptcy claims are settled. Those claims and liabilities could materially exceed the amounts recorded.

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements


Liabilities subject to compromise are summarized as follows
(in thousands):

                                                                           January 29,   January 30,
                                                                             1994            1993

              Revolving credit facility from banks                          $32,722       $ 43,201
              Term loan from banks                                           10,029         10,029
              Notes payable to affiliated parties                             1,613          2,009
              Capitalized lease obligations                                   4,657          6,013
              Restructuring expenses                                          4,119          2,134
              Accounts payable and other liabilities                         42,609         47,727

                        Total                                              $95,749        $111,113


In accordance with SOP 90-7, interest on secured prepetition obligations after the Petition Date ceased accruing as the outstanding debt and accrued interest exceeded the estimated fair value of the collateral. Interest on the unsecured debt also ceased accruing on the Petition Date. Interest accrued on prepetition secured debt through the Petition Date was $257,000. While future debt service and related interest expense cannot be determined before conclusion of the reorganization period, had interest been accrued on all debt under prefiling terms and conditions, interest expense would have increased by approximately $4,225,000 and $855,000 in fiscal 1994 and fiscal 1993, respectively.

Although only payments authorized by the Bankruptcy Court can be made, the following is a description of the terms and conditions of the Company's debt agreements prior to the filing of the Bankruptcy petition.

Loans payable to banks

In October 1991, the Company obtained a revolving credit facility for up to $49,000,000 from its primary lenders. In February 1992, the facility was amended and extended through April 1993.
Under the amended agreement the facility is seasonally adjusted with a maximum amount of $44,000,000. The revolving credit facility was to bear interest at the lender banks' prime rate plus two percent with step-downs to prime plus one percent based on debt reduction. Borrowings outstanding at January 29, 1994 and January 30, 1993 were $32,722,000 and $43,000,000, respectively, while accrued interest was $0 and $201,000 at January 29, 1994 and January 30,
1993, respectively.

In October 1991 the Company obtained a $20,000,000 term loan from its primary lenders. In
February 1992 the term loan was amended, resulting in a reduction to $13,000,000 and an extension to December 31, 1993. The payment schedule for the term loan required a $3,000,000 payment on September 30, 1992, a $4,000,000 payment on July 31, 1993 and a final payment of $2,982,000 on December 31, 1993. The term note was to bear interest at the lenders' prime rate

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements


plus two percent with step-downs to prime plus one percent based on debt reduction. Borrowings outstanding at January 29, 1994 and January 30, 1993 were
$10,029,000 and $9,982,000,
respectively, while accrued interest was $0 and $47,000 at January 29, 1994 and January 30, 1993, respectively.

The revolving credit facility and term loan were secured by substantially all the assets of the Company, excluding inventory, prior to the Chapter 11 filing with the Bankruptcy Court. The amended agreements contained covenants which stipulate minimum net worth levels and financial ratios of which the Company is in violation.

Notes payable to affiliate parties

In October 1991, the Company entered into two $1,000,000 note payable agreements with an affiliate entity owned by executive officers of the Company and with an executive officer of the Company. The notes had a stated interest rate of prime plus two percent payable monthly and a maturity date of December 31, 1993. Borrowings outstanding at January 29, 1994 and January 30,
1993 were $1,613,000 and $2,000,000, respectively, while
accrued interest was $0 and $9,000 at
January 29, 1994 and January 30, 1993, respectively. These notes were secured by substantially all assets of the Company, excluding inventory, prior to the Chapter 11 filing with the Bankruptcy
Court.

Capital lease obligations

The Company has capital and operating lease commitments for stores, equipment and its corporate headquarters facility expiring on varying dates from fiscal 1995 to 2007. The leases generally include renewal options and rental escalation clauses. Future minimum lease commitments, including leases with affiliates (Note 11) and closed stores (Note 6), at January 29, 1994 are as follows:



(in thousands)                                   Capitalized         Operating
Fiscal year                                        leases              leases

   1995                                         $2,045,000           $1,681,000
   1996                                          1,410,000            1,547,000
   1997                                            235,000            1,376,000
   1998                                            226,000            1,336,000
   1999                                             99,000            1,115,000
   Thereafter                                    2,060,000            2,418,000

Total minimum lease payments                     6,075,000           $9,473,000

Less amount representing interest                1,418,000

Present value of capitalized lease obligations   4,657,000

Less current maturities                          1,744,000

Capitalized lease obligations                   $2,913,000

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements


NOTE 7 - SHORT TERM BORROWINGS

On September 9, 1993, the Bankruptcy Court signed an order approving the debtor-in-possession financing agreement (the "DIP Facility") dated September 9,
1993 with The CIT Group/Business
Credit, Inc., (the "DIP lenders") that established a revolving credit facility in the maximum amount of $25,000,000. The DIP Facility has a super-priority status against all assets of the Company with the exception of inventory. Borrowings under the DIP
Facility may be used to fund working capital, inventory purchases, capital expenditures and for other general corporate purposes. The DIP
Facility also contains certain provisions regarding the maintenance of various financial ratios. At
January 29, 1994, the Company was in compliance or had obtained waivers for any violations of the covenants.

Under the DIP Facility, the DIP lenders agree to make revolving loans to and issue letters of credit for the Company in an amount not exceeding at any time the lesser of the borrowing base (as defined in the DIP Facility) or $25,000,000. The DIP
Facility also includes a sublimit of
$6,000,000 for documentary and standby letters of credit.
At January 29, 1994, the Company had
no revolving loans outstanding against the DIP Facility and $293,329 in undrawn letters of credit.

The DIP Facility provides that each loan shall bear interest at a rate of prime plus one percent.
Interest on these loans shall be payable monthly in arrears on the first business day of each month.

Under the DIP Facility, the Company pays an unused line fee of one-half of one percent on the unused portion, a letter of credit fee equal to 1.5% per annum on the average daily balance of the aggregate undrawn letter of credit availability and certain other fees. The DIP Facility expires on the earlier of substantial consummation of a plan of reorganization or twelve months from the effective date of the order or upon the release of certain funds escrowed for unsecured creditors.

NOTE 8 - SHAREHOLDERS' EQUITY

In April 1986, four shareholders of the Company entered into an agreement whereby they cannot transfer or sell their common stock to any unrelated party (as defined) without the written consent of the other parties to the agreement. In addition, in the event of the death of one of the four shareholders, the Company can be required to purchase their common stock at fair value up to the life insurance proceeds, consisting of policies with a face value of $5,250,000, $5,000,000,
$3,070,000 and $3,000,000, respectively. Outstanding borrowings against the cash surrender value of these policies were approximately $1,828,000 and $1,387,000 at the end of fiscal 1994 and 1993, respectively. An amount equal to the cash surrender value of these policies not borrowed against at January 29, 1994 and January 30, 1993 of $219,000 and $516,000, respectively, has been shown as a liability subject to compromise and as an other deferred credit on the balance sheet with a corresponding reduction in retained earnings.

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements

NOTE 9 - PROVISION FOR INCOME TAXES

The provision for income taxes consists of the following:

                                                             Fiscal         Fiscal        Fiscal
(In thousands)                                                1994           1993          1992

Currently payable (refundable):
      Federal                                                 $ -          $ -           $(2,851)
      State and local                                           -            -              -

                                                                -            -            (2,851)
Deferred taxes                                                  -            -              879

Total income taxes                                            $ -           $ -          $(1,972)


The components of the deferred provision for income taxes are as follows:

Deferred income taxes:
      Depreciation                                            $(1,728)       $493         $   249
      Capital lease book charges over
              rental charges for tax purposes                     (37)       (222)           (163)
      Additional inventory costs capitalized
              for tax purposes                                     30        (157)           (242)
      Deferred compensation                                         4          (7)             (9)
      Provision for store closings                                 -          (59)           (113)
      Restructuring reserve                                     1,561      (2,064)          5,092
      Other                                                        89         203             (36)
      Interaction of net operating loss carryforward               81       1,813          (3,899)
                                                               $  -       $  -            $   879


Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:


                                                                     Fiscal
(In thousands)                                                        1994

Deferred tax liabilities:
      Book-tax basis difference in property and equipment            $  228
      Other                                                             127

Gross deferred tax liabilities                                          355


Deferred tax assets:
      Net operating loss carryforward                                20,967
      Reorganization cost                                             1,418
      Capital leases for books                                        1,346
      Additional inventory costs capitalized for tax purposes           555
      Other                                                             914

Gross deferred tax assets                                            25,200
Valuation allowance for deferred tax assets                          24,845

Net deferred tax assets                                                 355

Net deferred tax liabilities                                         $   -



The following is a reconciliation of the effective income tax rate with the statutory rate:



                                                             Fiscal         Fiscal        Fiscal
                                                              1994           1993          1992

Statutory federal income tax rate                            (34)%           (34)%         (34)%
Premium on officers' life insurance policies                   -               -             1
Limitation of tax loss carrybacks                             34              34            27
Other, net                                                     -               -            (1)

                                                               -               -            (7)%


Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements


In February 1992, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 mandates the use of the liability method in accounting for deferred income taxes. SFAS 109 is effective for fiscal year 1994 and permits restatement of earlier years or presentation of the cumulative effect of the change in the year of adoption. The Company has adopted SFAS 109 prospectively in fiscal
1994 and the adoption has not materially impacted the Company's financial condition or results of operations and has not resulted in a material cumulative effect of a change in accounting principles.

The Company made income tax payments of $269,000 in fiscal
1992.  No income tax payments were
made in fiscal 1994 and 1993. The Company has net operating loss carryforwards of approximately
$55,000,000 for financial reporting purposes and approximately $49,000,000 for tax purposes at January 29, 1994. These loss carryforwards expire beginning in fiscal 2007.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has a defined contribution profit-sharing plan covering substantially all employees who have met certain age and length of service requirements.
Contributions to the profit-sharing
plan are determined by the Board of Directors. No contribution was made for fiscal year 1994, 1993 or 1992.

The Company has a defined contribution retirement savings plan (the "Plan"), a voluntary compensation deferral plan under Section 401(k) of the Internal Revenue Code. The Plan allows participants to contribute up to 6% of their annual compensation to the Plan. As of January 15, 1993, the Board of Directors of the Company adopted an amendment to the Plan whereby the employer matching contribution was discontinued with respect to salary reduction contributions made for compensation earned after January 15, 1993. The Company has contributed the minimum contribution of $40,000, $169,000 and $112,000 for fiscal years 1994, 1993 and 1992, respectively.
Effective September 17, 1993, all assets of the defined contribution profit sharing plan were merged with the defined contribution retirement savings plan.

The Brendle's Incorporated 1990 Stock Option Plan approved by the shareholders on May 31, 1990, authorizes the grant of stock options for the purchase of up to 300,000 shares of the Company's common stock to be made to unaffiliated directors, officers and other key employees of the Company in order to provide incentives to remain in the employ of the Company. The plan permits the issuance of incentive stock options, nonqualified stock options and stock appreciation rights
("Right") in tandem with stock options. Incentive stock options may be granted at not less than 100%, and nonqualified stock options may be granted at not less than 95%, of market value.
Options granted are exercisable only after one year of continuous employment with the Company immediately following the date of grant. The Stock Option Committee may prescribe longer time periods and additional requirements with respect to the exercise of a stock option or Right.

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements


The Brendle's Incorporated 1986 Incentive Stock Option
Plan, as adopted by the shareholders of
the Company on January 31, 1986, authorizes the grant of both incentive stock options and nonqualified options to purchase up to 400,000 shares of the Company's common stock to officers and other key employees of the Company. Incentive stock options may be granted at not less than 100%, and nonqualified options at not less that 95%, of market value. Options granted to date become exercisable at the rate of 20% annually, subject to continuous employment with the
Company, beginning one year and expiring six years from the date of grant.

On April 10, 1986, the shareholders of the Company adopted the Brendle's Incorporated 1986
Nonqualified Stock Option Plan, which authorizes the grant of stock options to non-employee directors of the Company for the purchase of up to 10,000 shares of the Company's common stock.
All of these options have been granted as of January 29, 1994.

The following table summarizes the changes in stock options for the plans for the three years ended
January 29, 1994.

Shares subject to option:
                                                  Number             Per share
                                                 of shares         option price

Balance February 2, 1991                          271,760          $5.50-$14.50
Granted                                             -                   -
Exercised                                           -                   -
Cancelled                                          49,970           $7.00-$14.50


Balance February 1, 1992                          221,790           $5.50-$14.50
Granted                                             -                    -
Exercised                                           -                    -
Cancelled                                          25,790           $7.00-$14.50


Balance January 30, 1993                          196,000           $5.50-$14.50
Granted                                             -                    -
Exercised                                           -                    -
Cancelled                                          25,680           $7.00-$14.50


Balance January 29, 1994                          170,320           $5.50-$14.50

Exercisable at end of year                        153,276

Shares reserved for future grant:
      Beginning of year                           214,000

      End of year                                 239,680

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements


Effective February 1, 1988, the Company entered into deferred compensation agreements with three former employees. The agreements provide monthly payments for a period of fifteen years commencing on the respective retirement dates. The present value of the obligations totalling
$436,000 and $447,000 for fiscal years ended January 29, 1994 and January 30, 1993, respectively, are included in liabilities subject to compromise on the accompanying balance sheets.

Effective August 18, 1989, the Board of Directors of the Company adopted the Brendle's Key
Employee Stock Appreciation Rights Plan and the Brendle's Incorporated Unaffiliated Directors
Stock Appreciation Rights Plan. The Key Employee SAR Plan and the Unaffiliated Directors' SAR
Plan provide for the issuance of up to a maximum of 75,000 and 15,000 stock appreciation rights, respectively. The Company, at the end of fiscal 1994 and 1993, had 40,000 outstanding stock appreciation rights under the plans, at prices from $7.00 to $8.25. Compensation expense for stock appreciation rights, measured by the difference between the market value and the option price, was zero for each of the fiscal years ending January 29, 1994, January 30, 1993 and February 1, 1992.

NOTE 11 - RELATED PARTIES

The Company has capital and operating lease commitments with affiliates of certain executive officers for stores, equipment and its corporate headquarters facility. Real estate leases, as amended, generally provide for renewal options and escalation of rent to reflect 60% of any increase in the Consumer Price Index at the lease extension dates. Additionally, certain of these leases provide for contingent rental payments in that annual rental payments are the greater of a base rental amount or a defined percentage of the sales of a particular location. Also, the Company can be required to purchase the properties at appraised market value, subject to approval by the outside directors.

Effective January 14, 1992, the Company negotiated a final settlement for the lease agreement of a location closed due to relocation. As a result of this settlement, the rental commitments for real estate were reduced by $260,000. The capitalized lease asset and related obligation were also reduced to reflect the effect of the settlement.

Brendle's Incorporated

(Debtor-in-Possession)
Notes to Consolidated Financial Statements
Future minimum lease commitments to affiliates at January
29, 1994 are as follows:

(in thousands)                                   Capitalized       Operating
Fiscal year                                        leases            leases

      1995                                        $1,518,000        $933,000
      1996                                           945,000         850,000
      1997                                             -             684,000
      1998                                             -             488,000
      1999                                             -             151,000
      Thereafter                                       -               -

Total minimum lease payments                       2,463,000      $3,106,000

Less amount representing interest                    332,000

Present value of capitalized lease obligations    $2,131,000


Lease payments to affiliates of the Company were $2,501,000, $2,724,000 and $3,481,000 for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

NOTE 12 - LITIGATION

The Company is involved in various litigation matters in the ordinary course of business. In the opinion of management, settlement of these matters will not have a material effect on the Company's financial position. In the event of a judgment adverse to the Company, any liability would be subject to the bankruptcy proceedings.

NOTE 13 - MERGER

On April 29, 1994, Brendle's Stores, Inc., was merged with Brendle's Incorporated. As all intercompany balances and transactions are eliminated on a consolidated basis, this merger had no impact on the consolidated financial statements as of and for the year then ended January 29, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of Brendle's Incorporated

Our audits of the consolidated financial statements referred to in our report dated March 30, 1994, except for Notes 1 and 13, which is as of April 29, 1994, appearing on pages F-1 and F-2 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


(Signature of Price Waterhouse)

PRICE WATERHOUSE
Winston-Salem, North Carolina
March 30, 1994, except for Notes 1 and 13, which is as of April 29, 1994

Brendle's Incorporated and Consolidated Subsidiaries

Indebtedness of and to Related Parties - Not Current (a)            SCHEDULE IV

                                        Balance at            Indebtedness to            Balance at
Name of Debtor                       Beginning of year     Additions       Deductions    End of Year

Fiscal year ended
     February 1, 1992:
           Brenco (b)                   $7,023,000             -            $2,562,000     $4,461,000

Fiscal year ended
     January 30, 1993
           Brenco (b)                   $4,461,000             -            $1,059,000     $3,402,000

Fiscal year ended
     January 29, 1994
           Brenco (b)                   $3,402,000             -            $1,271,000     $2,131,000


(a) All amounts represent the present value of capitalized lease obligations.

(b) A partnership consisting of principal shareholders.

Brendle's Incorporated and Consolidated Subsidiaries

Property and Equipment                                             SCHEDULE V

                                    Balance at                                                Balance at
                                    Beginning                                                   End of
Classification                       of Year      Additions    Retirements     Transfers         Year

Fiscal year ended
   February 1, 1992:
Land                             $   3,372,000    $    -        $      -        $    -       $   3,372,000
Buildings:
   Capitalized leases               14,989,000         -           2,216,000         -          12,773,000
   Owned                            15,145,000      110,000            -         137,000        15,392,000
Furniture, fixtures
   and equipment                    35,580,000    1,898,000          253,000     398,000        37,623,000
Leasehold improvements              13,182,000      433,000          335,000         -          13,280,000
Transportation equipment             1,000,000       13,000           20,000         -             993,000
Construction in progress             1,123,000      236,000            -        (535,000)          824,000

                                   $84,391,000   $2,690,000    $   2,824,000     $    -      $  84,257,000


Fiscal year ended
   January 30, 1993:
Land                               $ 3,372,000   $    -        $      -          $    -      $   3,372,000
Buildings:
   Capitalized leases               12,773,000        -               69,000          -         12,704,000
   Owned                            15,392,000       26,000           -               -         15,418,000
Furniture, fixtures
   and equipment                    37,623,000    1,140,000          657,000      67,000        38,173,000
Leasehold improvements              13,280,000      380,000        1,467,000      23,000        12,216,000
Transportation equipment               993,000        -               40,000          -            953,000
Construction in progress               824,000       84,000          484,000     (90,000)          334,000

                                   $84,257,000   $1,630,000    $   2,717,000     $    -      $  83,170,000


Fiscal year ended
   January 29, 1994:
Land                               $ 3,372,000    $    -       $   1,706,000     $    -      $   1,666,000
Buildings:
   Capitalized leases               12,704,000         -           2,001,000          -         10,703,000
   Owned                            15,418,000         -          10,039,000          -          5,379,000
Furniture, fixtures
   and equipment                    38,173,000      590,000       15,487,000        294,000     23,570,000
Leasehold improvements              12,216,000      132,000        2,968,000          -          9,380,000
Transportation equipment               953,000         -             262,000          -            691,000
Construction in progress               334,000      101,000              -         (294,000)       141,000

                                   $83,170,000    $ 823,000    $  32,463,000     $    -      $  51,530,000


Brendle's Incorporated and Consolidated Subsidiaries

Accumulated Depreciation and Amortization of Property and Equipment  SCHEDULE VI


                                               Balance at      Additions                      Balance at
                                                Beginning      Charged to                       End of
                                                 of Year         Expense      Retirements        Year

Fiscal year ended
   February 1, 1992:
Land
Buildings:
   Capitalized leases                         $  9,167,000    $ 1,187,000   $     951,000      $   9,403,000
   Owned                                         1,693,000        621,000           -              2,314,000
Furniture, fixtures
   and equipment                                14,166,000      4,879,000         247,000         18,798,000
Leasehold improvements                           4,690,000      1,299,000         335,000          5,654,000
Transportation equipment                           364,000        233,000          18,000            579,000

                                              $ 30,080,000    $ 8,219,000   $   1,551,000      $  36,748,000

Fiscal year ended
   January 30, 1993:
Land
Buildings:
   Capitalized leases                         $  9,403,000    $   706,000   $      -           $  10,109,000
   Owned                                         2,314,000        626,000          -               2,940,000
Furniture, fixtures
   and equipment                                18,798,000      4,496,000         462,000         22,832,000
Leasehold improvements                           5,654,000      1,170,000         627,000          6,197,000
Transportation equipment                           579,000        186,000          37,000            728,000

                                               $36,748,000     $7,184,000   $   1,126,000      $  42,806,000


Fiscal year ended
   January 29, 1994:
Land
Buildings:
   Capitalized leases                         $ 10,109,000    $   593,000   $   1,140,000      $   9,562,000
   Owned                                         2,940,000        408,000       1,979,000          1,369,000
Furniture, fixtures
   and equipment                                22,832,000       2,832,000      7,377,000         18,287,000
Leasehold improvements                           6,197,000         922,000      1,171,000          5,948,000
Transportation equipment                           728,000         122,000        253,000            597,000

                                               $42,806,000      $4,877,000  $  11,920,000      $  35,763,000



Brendle's Incorporated and Consolidated Subsidiaries

Short Term Borrowings                                               SCHEDULE IX


                                                Weighted
                                                Average      Maximum        Average          Weighted
      Category of                               Interest     Amount         Amount           Average
       Aggregate                   Balance      Rate at     Outstanding    Outstanding    Interest Rate
         Term                     at End of     End of        During         During        During the
      Borrowings                   Period       Period        Period       Period (a)      Period (b)


1992
Amounts
       Payable to Banks
       on Borrowings            $  15,375,000    7.50%    $  57,000,000   $  53,728,000       8.50%
Amounts
       Payable to Banks
       on Borrowings            $  18,000,000    6.75%    $  46,100,000   $  33,331,000       7.76%
Amounts
       Payable to
       Affiliated Parties       $   2,000,000    6.75%    $   2,000,000   $   1,769,000       7.50%

1993 (c)
Amounts
       Payable to Banks
       on Borrowings            $  43,000,000    8.00%    $  43,000,000   $  34,791,000       6.34%
Amounts
       Payable to Banks
       on Borrowings            $  10,000,000    8.00%    $  15,375,000   $  12,255,000       6.49%
Amounts
       Payable to
       Affiliated Parties       $   2,000,000    8.00%    $   2,000,000   $   2,000,000       6.32%

1994
Amounts
       Payable to Banks
       on Borrowings            $  32,722,000      -      $  43,000,000   $  40,856,000         -
Amounts
       Payable to Banks
       on Borrowings            $  10,029,000      -      $  10,029,000   $  10,029,000         -
Amounts
       Payable to Banks
       on Borrowings                    -           -     $   4,200,000   $     398,000       7.08%
Amounts
       Payable to
       Affiliated Parties       $   1,613,000      -      $   2,000,000   $   1,922,000         -




(a) Computed using daily total borrowings during the year.
(b) Computed by dividing interest expense on the borrowings by the average amount outstanding during the year.
(c) 1993 figures are as of November 21, 1992.

Brendle's Incorporated and Consolidated Subsidiaries

Supplementary Income Statement Information                        SCHEDULE X



                                                                      Fiscal Year Ended
                                                           January 29,    January 30,   February 1,
Item                                                          1994           1993          1992

The following amounts were charged
      to costs and expenses:

Advertising                                              $ 5,464,000    $  9,977,000   $  6,005,000





Other items required by rule 12-11 are not presented because each item does not exceed one percent of total revenues as reported in the consolidated statement of income.

                               EXHIBIT INDEX

     Any document referred to below as being incorporated by reference is so incorporated to the files of the Securities and Exchange Commission, Washington, DC 20549. The term "Company" herein refers to Brendle's Incorporated or its wholly-owned subsidiary, Brendle's Stores, Inc.


                                                                       Number in
Exhibit Number per                                                      Sequential
Item 601 of                                                              Numbering
Regulation S-K                     Description of Exhibit*                 System


     3              Articles of Incorporation and By-Laws
                    (incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991)

     3.1            The Company's Restated charter, as amended by:
                    (1) Articles of Amendment dated May 13, 1986,
                    and (2) Articles of Amendment dated June 3, 1988
                    (incorporated by reference to Exhibit 3.1 of the
                    Company's Annual Report on Form 10-K for the
                    fiscal year ended January 31, 1988)

     3.2            The Company's By-Laws, as amended on April 20,
                    1994.

     3.3            Articles of Amendment amending the Company's
                    Articles of Incorporation effective April 27, 1994.

     3.4 Articles and Plan of Merger providing for the merger of Brendle's Stores, Inc. into the Company effective April 29, 1994.

     4 Instruments defining the rights of security holders, including indentures: Not Applicable. (See the Company's Restated Charter, as amended, incorporated by reference to Exhibit 3.1 above, and the Company's By-Laws, as amended, incorporated by reference to Exhibit 3.2 above)

     9              Voting Trust Agreement:  Not Applicable.  (See the
                    Shareholders' Agreement dated April 10, 1986, incorporated by reference to Exhibit 10.15 to the Company's report on Form 10-K for the fiscal year ended January 31, 1988

     10             Material Contracts:






     10.1           Brendle's Incorporated Amended and Restated
                    Employee's Profit-Sharing Plan and Trust
                    Agreement effective February 1, 1989 (incorporated by reference to the company's report on Form 10-K for the fiscal year ended January 31, 1989; as amended by the First Amendment dated December
                    29, 1989) as further amended by the Second
                    Amendment dated December 1, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 2,
                    1991).

     10.2           Brendle's Incorporated 1986 Incentive Stock Option
                    Plan, as amended (incorporated by reference to Exhibit 4(a) to the Company's Registration
                    Statement on Form S-8 dated April 24, 1987; Reg.
                    No. 33-13622)

     10.3           Brendle's Incorporated 1986 Nonqualified Stock
                    Option Plan, as amended (incorporated by reference to Exhibit 4(b) to the Company's Registration
                    Statement on Form S-8 dated April 24, 1987; Reg.
                    No. 33-13622)

     10.4           Brendle's Incorporated 1990 Stock Option Plan
                    (incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended
                    February 2, 1991).

     10.5           Aircraft Lease between Brendle Transport, Inc. and
                    Sky-Lease, Inc. dated February 4, 1990
                    (incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended
                    February 2, 1991).

     10.6 Hold Harmless Agreement between the Company and John D. Gray (incorporated by reference to Exhibit 10.9 to the Company's Registration
                    Statement on Form S-1 dated April 11, 1986)

     10.7 Hold Harmless Agreement between the Company and James B. Edwards (incorporated by reference to Exhibit 10.10 to the Company's Registration
                    Statement on Form S-1 dated April 11, 1986)]






     10.8 Hold Harmless Agreement between the Company and Thomas H. Davis (incorporated by reference to Exhibit 10.14 to the Company's report on form 10-
                    K for the fiscal year ended January 31, 1988)

     10.9 Shareholders' Agreement dated April 10, 1986, among the then shareholders of the Company
                    (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1
                    dated April 11, 1986)

     10.10          Last Will and Testament of James Harold Brendle
                    (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1
                    dated April 11, 1986)

     10.11          Split-Dollar Life Insurance Agreement dated
                    January 8, 1982, between the Company and the Trustee of the Douglas D. Brendle Irrevocable Life
                    Insurance Trust (incorporated by reference Exhibit
                    10.13 to the Company's Registration Statement on
                    Form S-1 dated April 11, 1986)

     10.12          Split-Dollar Life Insurance Agreement dated
                    January 8, 1982, between the Company and the Trustee of the Sidney Floyd Brendle Irrevocable
                    Life Insurance Trust (incorporated by reference
                    Exhibit 10.14 to the Company's Registration
                    Statement on Form S-1 dated April 11, 1986)

     10.13          Form of Split-Dollar Life Insurance Trust
                    Agreement adopted April 7, 1986 (incorporated by
                    reference Exhibit 10.16 to the Company's
                    Registration Statement on Form S-1 dated April 11,
                    1986)

     10.14          Schedule Identifying Omitted Split-Dollar Life
                    Insurance Agreements dated April 7 and April 8,
                    1986, which are substantially identical to the form of Split-Dollar Life Insurance Agreement
                    (incorporated by reference Exhibit 10.21 to the Company's report on form 10-K for the fiscal year ended January 31, 1988) and to the Company's
                    Registration Statement on form S-1 dated April 11,
                    1986 (incorporated by






                    reference Exhibit 10.17 to
                    the Company's Registration Statement on Form S-1
                    dated April 11, 1986)

     10.15          Split-Dollar Life Insurance Agreement dated June 1,
                    1988, between the Company and Douglas D.
                    Brendle (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended January 31, 1989)

     10.16          Split-Dollar Life Insurance Agreement dated
                    September 13, 1988, between the Company and
                    Jeffrey D. Mick (incorporated by referenced to the Company's report on Form 10-K for the fiscal year ended January 31, 1989)

     10.17          Split-Dollar Life Insurance Agreement dated
                    September 13, 1989, between the Company and
                    Johanna L. Johnson (wife of Dennis B. Johnson)

     10.18          Triple Net Lease between Edna A. Brendle and the
                    Company dated October 1, 1985 re: a portion of former Store #1, (now service center location) Elkin, NC (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1
                    dated April 11, 1986)

     10.19          Triple Net Lease between Brendle Brothers and the
                    Company dated October 1, 1985 re:  former Store
                    #1, Elkin, NC  (now service center location)
                    (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1
                    dated April 11, 1986)

     10.20          First Amendment to Triple Net Lease (re:   former
                    Store #1, Elkin, NC) among Brendle Brothers, the
                    Company and a subsidiary, dated August 2, 1987
                    (incorporated by reference to Exhibit 10.25 to the
                    Company's report on Form 10-K for the fiscal year
                    ended January 31, 1988)







     10.21 Triple Net Lease between Brenco and the Company effective November 18, 1988 re: Store #1, Elkin,
                    NC  (incorporated by reference to the Company's
                    Annual Report on Form 10-K for the fiscal year ended February 2, 1991).

     10.22 Triple Net Lease between Brenco and the Company dated October 1, 1985 re: Store #2, Winston-
                    Salem, NC (incorporated by reference to Exhibit
                    10.20 to the Company's Registration Statement on
                    Form S-1 dated April 11, 1986)

     10.23 Triple Net Lease between Brenco and the Company dated October 1, 1985 re: Store #3, Hickory, NC
                    (incorporated by referenced to Exhibit 10.21 to the Company's Registration Statement on Form S-1
                    dated April 11, 1986)

     10.24 Triple Net Lease between Brenco and the Company dated October 1, 1985 re: Store #5, Chapel Hill,
                    NC (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1
                    dated April 11, 1986)

     10.25 Shopping Center Store-Space Lease between Brenco and the Company dated October 1, 1985 re: Store
                    #6, Asheville, NC (incorporated by reference to
                    Exhibit 10.23 to the Company's Registration
                    Statement on Form S-1 dated April 11, 1986)

     10.26 Triple Net Lease between Brenco and the Company dated October 1, 1985 re: Store #7, Kingsport, TN
                    (incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1
                    dated April 11, 1986)

     10.27 Shopping Center Store-Space Lease between Brenco and the Company dated October 1, 1985 re: Store
                    #12, Salem, VA (incorporated by reference to
                    Exhibit 10.25 to the Company's Registration
                    Statement on Form S-1 dated April 11, 1986)

     10.28 Triple Net Lease between Brenco and the Company dated October 1, 1985 re: Store






                    #13, Burlington,
                    NC (incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1
                    dated April 11, 1986)

     10.29 Triple Net Lease between Brenco and the Company dated October 1, 1985 re: Store #14, Wilson, NC
                    (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement on Form S-1
                    dated April 11, 1986)

     10.30 Triple Net Lease between Brenco and the Company dated October 1, 1985 re: Store #15, Myrtle
                    Beach, SC (incorporated by reference to Exhibit
                    10.28 to the Company's Registration Statement on
                    Form S-1 dated April 11, 1986)

     10.31 Shopping Center Store-Space Lease between Brenco and the Company dated October 1, 1985 re: Store
                    #16, Raleigh, NC (incorporated by reference to
                    Exhibit 10.29 to the Company's Registration
                    Statement on Form S-1 dated April 11, 1986)

     10.32 Shopping Center Store-Space Lease between Brenco and the Company dated October 1, 1985 re: Store
                    #17, Greensboro, NC (incorporated by reference to
                    Exhibit 10.30 to the Company's Registration
                    Statement on Form S-1 dated April 11, 1986)

     10.33 Triple Net Lease between Brenco and the Company dated October 1, 1985 re: Store #23, Boone, NC
                    (incorporated by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1
                    dated April 11, 1986)

     10.34          Triple Net Lease between Brenco and the Company
                    dated October 1, 1985 re:  Elkin, NC Corporate
                    Headquarters and Warehouse Facility (incorporated
                    by reference to Exhibit 10.32 to the Company's
                    Registration Statement on Form S-1 dated April 11,
                    1986)

     10.35 Master First Amendment to Leases (re: Leases between the Company and Brenco in effect on
                    August 2, 1987) among Brenco, the Company and
                    a subsidiary, dated August 2, 1987 (incorporated by
                    reference to Exhibit 10.39 to the Company's report
                    on Form 10-K for the fiscal year ended January 31,
                    1988)

     10.36 Triple Net Lease between Brenco and the Company dated as of September 14, 1987, re: Store #38,
                    Wilmington, NC (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended January 31, 1989)

     10.37          Triple Net Lease between Brenco and the Company
                    dated April 29, 1988, re: Store #42, Greenville, NC
                    (incorporated by reference to the Company's report
                    on Form 10-K for the fiscal year ended January 31,
                    1989)

     10.38          Consulting Agreement with S. Floyd Brendle, dated
                    February 17, 1989 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended February 3, 1990)

     10.39          Brendle's Incorporated Stock Savings Plan and
                    Trust Agreement dated August 1, 1989
                    (incorporated by reference to the Company's report
                    on Form 10-K for the fiscal year ended February 3,
                    1990)

     10.40          Brendle's Key Employee Stock Appreciation Rights
                    Plan, dated effective August 18, 1989 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended February 3, 1990)

     10.41          Brendle's Unaffiliated Directors' Stock Appreciation
                    Rights Plan, dated effective August 18, 1989
                    (incorporated by reference to the Company's report
                    on Form 10-K for the fiscal year ended February 3,
                    1990)







     10.42          Bill of Sale and Lease Termination dated September
                    29, 1989 (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended February 3, 1990)

     10.43          Employment Agreement dated May 12, 1990
                    between the Company and Dennis B. Johnson
                    (incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended
                    February 2, 1991).

     10.44 Loan Agreement between the Company and its Lender banks dated October 18, 1991 in connection with its $49,000,000 Revolving Line of Credit and $20,000,000 Term Loan. (Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended February 1, 1992.)

     10.45          Agency Agreement between the Company and
                    Schottenstein Stores Corporation with amendments.
                    (Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended February 1, 1992.)


     10.46 Master amendment to leases and amended and restated master amendment to leases entered into between the Company and Brenco. (Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended February 1, 1992.)


     10.47          AirCraft Lease Termination Agreement.
                    (Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended February 1, 1992.)


     10.48          Letter Agreement between the Company and The
                    GDL Group, Inc. for consulting services.
                    (Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended February 1, 1992.)








     10.49          First amendment to Brendle's Incorporated Stock
                    Savings Plan and Trust Agreement. (Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended February 1, 1992.)

     10.50 Employment Agreement dated December 9, 1992 between the Company and William V. Grady.
                    (Incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended
                    January 30, 1993.)

     10.51 Employment Agreement dated November 17, 1992 between the Company and Steve W. Luka.
                    (Incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended
                    January 30, 1993.)


     10.52 Employment Agreement dated November 17, 1992 between the Company and A.L. Miller, Jr.
                    (Incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended
                    January 30, 1993.)


     10.53 Employment Agreement dated November 17, 1992 between the Company and David R. Renegar.
                    (Incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended
                    January 30, 1993.)


     10.54 Employment Agreement dated November 17, 1992 between the Company and W. Steven Day.
                    (Incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended
                    January 30, 1993.)


     10.55 Employment Agreement dated November 17, 1992 between the Company and Gregory S. Stegall.
                    (Incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended
                    January 30, 1993.)






     10.56 Letter Amendment Agreement dated June 2, 1992 between the Company and The GDL Group, Inc. for consulting services. (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1993.)


     10.57          Management and Consulting Contract dated
                    November 17, 1992 between The GDL Group, Inc.
                    and Brendle's Stores, Inc. for consulting services.
                    (Incorporated by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended
                    January 30, 1993.)


     10.58          First Amendment to Loan Agreement dated May 14,
                    1992 between the Company (and Brendle's Stores,
                    Inc.) and its primary lender banks. (Incorporated by reference to the Company's Annual Report on Form
                    10-K for the fiscal year ended January 30, 1993.)

     10.59 Lease Agreement effective February 1, 1994 between the Company and P.B. Realty, Inc. for the lease of distribution center space.

     10.60 Loan and Security Agreement between the Company and Foothill Capital Corporation dated April 21,
                    1994.

     11 Statement regarding computation of per share earnings: no statement setting forth the computation of per share earnings has been made since the computation can be clearly determined from material contained in this report, including the consolidated financial statements and related notes, with particular reference to Note 1 thereto.

     12             Statement regarding computation of ratios:  Not
                    Applicable


     16             Letter regarding change in certifying accountants:
                    Not Applicable






     18             Letter regarding change in accounting principles:
                    Not Applicable

     19             Previously unfiled documents:  Not Applicable

     22             Subsidiaries of the Company

     23 Published report regarding matters submitted to vote of security holders: Not Applicable

     24             Consent of Price Waterhouse

     25             Powers of Attorney

     28             Additional Exhibits:  Not Applicable

     29 Information from reports furnished to state insurance regulatory authorities: Not Applicable



*The Company's Registration Statement on Form S-1 dated April 11,
1986 to which certain documents are incorporated by reference herein is Registration No. 33-4774.

                                        11




**********************************************************************

                  APPENDIX




Price Waterhouse signatures appear where indicated.
State of North Carolina logos appear where indicated in the Article of Amendment page. State seals appear where indicated in the Article of Amendment page.
Douglas D. Brendles signatures appear where indicated.
John D. Gray signature appears where indicated.
Thomas H. Davis signature appears where indicated.
James B. Edwards signature appears where indicated.
***********************************************************************