Form 10-Q
period 1994-04-30
BRENDLES INC
filed 1994-06-14
CIK 791851

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549

(Mark One)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994.

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


From the transition period from              to



Commission file number   33-13622



                            BRENDLE'S INCORPORATED


       Elkin, North Carolina                 56-049-7852

  (State or other jurisdiction of       (I.R.S. Employer
  incorporation or organization)        Identification No.)

    1919 North Bridge Street, Elkin, North Carolina  28621


                              (919) 526 5600
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  x         No             Not Applicable

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At April 30, 1994, there were 12,769,145 shares of the issuer's
Common Stock outstanding.

                      PART I. FINANCIAL INFORMATION

                      Item 1. Financial Statements



                         BRENDLE'S INCORPORATED

                  Consolidated Statements of Income

                            (Unaudited)

                (In thousands except per share data)


                                                       Three Months Ended

                                                      April 30,       May 1,
                                                        1994           1993

Net sales                                             $25,946         $33,274
Other income                                               31             102
Total revenue                                          25,977          33,376

Cost and expenses:
  Cost of merchandise sold                             18,808          24,349
  Selling, operating and
    administrative expenses                             9,532          12,066
  Depreciation and amortization                           879           1,489
  Interest expense:
    Capitalized leases                                    111             226
    Other                                                 241               1
  Reorganization Costs                                    246            (157)
                                                       29,817          37,974

Net loss before income taxes
  and extraordinary item                               (3,840)         (4,598)

Provision for income taxes                               --               --

Net loss before extraordinary item                     (3,840)         (4,598)

Debt forgiveness                                      (28,673)            --

Net income (loss)                                     $24,833         $(4,598)

Weighted average shares outstanding                     8,398           8,289

Net income (loss) per share                           $  2.96         $ (0.55)

                         BRENDLE'S INCORPORATED

                      Consolidated Balance Sheet
                             (Unaudited)
                (In thousands except per share data)



                                                April 30,  January 29,   May 1,
                                                   1994      1994        1993

Assets
Current Assets:
  Cash and temp. cash inves                       $12,886   $ 34,774  $ 17,958
  Accounts receivable                               1,420      1,480     1,067
  Merchandise inventories                          55,878     54,133    82,637
  Prepaid inventory                                   253        299     3,808
  Prepaid expenses                                  1,278        671       958
    Total current assets                           71,715     91,357   106,428

Property and equipment, less accumulated
  depreciation and amortization                    10,937     15,767    35,444
Other assets                                          585        439       666
                                                  $83,327   $107,563  $142,538

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts Payable
    Trade                                         $ 8,422   $  3,002  $  5,038
    Outstanding Checks (Note #5)                   23,244        --        --
  Current portion of capitalized lease obligations  1,579        --        --
  Current portion of restructuring expenses           509        509     3,686
  Accrued compensation                                648        508       712
  Other accrued liabilities                         2,857      2,335     3,791
    Total current liabilities                      37,259      6,354    13,227

Reorganization notes                                  332        --        --
Capitalized lease obligations, less current portion 2,603        --        --
Other liabilities                                     456        --        --
Other deferred credit                                 219        --        --
  Total long-term liabilities                       3,610          0         0

Liabilities subject to compromise (Note #6)         4,812     95,749   109,143

  Total Liabilities                                45,681    102,103   122,370

Shareholders' equity:
  Common stock, $1 par value, 20,000,000
    shares authorized, 12,769,145, 8,299,454
    and 8,289,276 shares issued                    12,769      8,299     8,289
  Capital in excess of par value                   20,905     18,112    18,111
  Retained earnings (deficit)                       3,882    (20,951)   (6,232)

Total shareholders' equity                         37,556      5,460    20,168
                                                  $83,237   $107,563  $142,538

                          BRENDLE'S INCORPORATED

                 Consolidated Statements of Cash Flows

                              (Unaudited)
                            (In thousands)


                                                          Three Months Ended
                                                         April 30,     May 1,
                                                           1994         1993

Operations:
  Net income (loss)                                       $24,833     $ (4,598)
  Items not requiring (providing) cash:
    Depreciation and amortization                             879        1,489
    Reorganization reserve                                    --           570
    Other                                                     --             7
    Debt forgiveness                                      (28,673)

Changes in assets and liabilities:
  Accounts receivable                                          60        5,269
  Merchandise inventories                                  (1,745)     (24,744)
  Prepaid inventory                                            46          959
  Prepaid expenses                                           (607)         (91)
  Accounts payable and accrued liabilities                  6,082        4,435
  Reorganization reserve                                        0       (3,486)

  Cash provided (used) by operations                          875      (20,190)

Investing Activities:
  Net (additions) retirements of property and equip         3,951        3,430
  Increase in other assets                                   (146)         --

  Cash provided by investing activities                     3,805        3,430

Financing Activities:
  Decrease in liabilities subject
    to compromise                                         (50,344)
  Outstanding checks                                       23,244
  Increase in long-term liabilities                           675
  Increase in reorganization notes                            332
  Decrease in capitalized lease
    obligations                                              (475)        (348)
  Decrease in short term borrowings                           --        (1,530)

  Cash used by financing activities                       (26,568)      (1,878)

Net decrease in cash and
  temporary cash invest.                                 $(21,888)    $(18,638)


Supplemental disclosure of non-cash financing activities:
  During the quarter ended April 30, 1994 the company issued 4,469,191 shares of common stock valued at $7,263,000 to creditors under the terms of its Plan of Reorganization and resulted in an increase in capital in excess of par value of $7,263,000.

                          BRENDLE'S INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim period.

Note 2. In April 1986, four shareholders of the Company agreed not to transfer or sell their Common Stock to any unrelated party (as defined) without the written consent of the other parties to the agreement. In addition, in the event of the death of one of the four shareholders, the Company can be required to purchase their Common Stock at fair value up to the life insurance proceeds, consisting of policies with a face value of $5,250,000, $5,000,000, $3,070,000 and $3,000,000, respectively. An amount equal to the cash surrender value of these policies at April 30, 1994 and May 1, 1993 of $219,000 and $521,000, respectively, has been shown as an other deferred credit on the balance sheet with a corresponding reduction in retained earnings. The Company has taken out loans against the cash surrender value of these policies in the sum of $1,840,000 to finance current capital requirements.

Note 3. Tax refunds resulting from losses incurred are calculated using tax payments of three prior years. Any losses in excess of those allowed for carry-back are carried forward for use as future earnings allow. Tax loss carry-backs were exhausted during the second quarter of Fiscal 1992.

Note 4. Effective for the first quarter of Fiscal 1994, the Company implemented Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," (SFAS 109). SFAS 109 mandates the use of the liability method to calculate deferred taxes. SFAS 109 permits restatement of earlier years or presentation of the cumulative effect of the change in the years adopted. The Company has adopted the Statement prospectively and the adoption does not impact the Company's financial condition or results of operations due to the fact that the Company has recorded a valuation allowance against the deferred tax asset which primarily results from the Company's net operating loss carry-forwards.

Note 5. Checks totalling $23,244,000 for payment of undisputed pre-petition obligations were mailed on April 29, 1994. Since these checks had not cleared the bank, the amount was classified under current liabilities as outstanding checks and included in cash at April 30, 1994.

Note 6. Liabilities subject to compromise include disputed claim obligations where claim objections have been filed with the Bankruptcy Court. These claims are expected to be resolved in the next few months.

     Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview:


     On November 22, 1992, the Company and its wholly-owned principal operating subsidiary, Brendle's Stores, Inc. (BSI), (collectively sometimes referred to as the "Company") filed for protection under Chapter 11 of the Bankruptcy Code. Under Chapter 11, the Company and BSI, Debtors In Possession, continued to conduct business in the ordinary course under the protection of the Bankruptcy Code while a Plan of Reorganization was developed to restructure and reorganize the debt structure and allow the debtors to strengthen its financial position.

     At the time of the filing of the Petitions, the Company was operating 51 retail stores in North Carolina, South Carolina, Virginia, Tennessee and Georgia. The Company reviewed the operations of each of its stores, and closed twenty-one stores during the Fiscal year ending January 29, 1994 whose profitability was not considered by management to be adequate. Eight store locations were closed in the winter of 1993 and thirteen store locations were closed in the spring of 1993. The inventory, fixtures, and real estate (at two of the company-owned stores) that became available for sale as a result of these closings were sold to generate cash to help fund the Plan of Reorganization. The Company also sold its distribution center located in Elkin, NC and leased back approximately 244,000 of the 388,000 square feet facility. Proceeds from this sale were also used to help fund the Plan of Reorganization.

     On November 10, 1993, the Company filed a modified Plan of Reorganization (the "Plan") with the United States Bankruptcy Court for the Middle District of North Carolina. The Plan was approved by the Company's creditors and shareholders in December, 1993, and was confirmed by the Bankruptcy Court by order entered on December 20, 1993.

     On April 20, 1994, the Company received Bankruptcy Court approval for a five-year, $45 million revolving line of credit with Foothill Capital Corporation to be used to partially fund the Plan and to provide working capital funds to the Company. See "Liquidity and Capital Resources." On April 29, 1994, the Company substantially consummated its Plan of Reorganization by making payments to creditors in accordance with the Plan and distributing stock for the benefit of certain unsecured and secured creditors.

Comparison of Operations

First Quarter Fiscal 1995 Compared to First Quarter Fiscal 1994

     Net sales for the three months ended April 30, 1994 were $25,946,000, a 22.0% decrease from the $33,274,000 for the same quarter of Fiscal 1994. The sales decrease from the prior year resulted primarily from operating thirteen fewer stores. Comparable store sales increased 5.82% compared to the same period in Fiscal 1994. This sales increase resulted primarily from a better in-stock position and increased promotional activity compared to the first quarter of Fiscal 1994.

     Other income which consists of miscellaneous non-recurring items was $31,000 for the first quarter of Fiscal 1995 compared to $102,000 for the first quarter of Fiscal 1994.

     The cost of merchandise sold in the first quarter of Fiscal 1995 was $5,541,000 below the first quarter of Fiscal 1994. The decrease in cost of merchandise sold was the result of the $7,328,000 decrease in sales which, as discussed above, was primarily the result of operating thirteen fewer stores.

     Gross margin is calculated by subtracting the cost of merchandise sold from net revenues. The gross margin percentage of 27.6% for the first quarter of fiscal 1995 increased 0.6% from 27.0% for the same period last year.

     Selling, operating and administrative expenses ("SO & A") for the first quarter of Fiscal 1995 and 1994 were $9,532,000 and $12,066,000, respectively. This decrease is primarily the result of operating thirteen fewer stores and the corresponding reduction of corporate overhead. SO & A expenses, as a percentage of revenues, increased to 36.7% in the first quarter of Fiscal 1995 compared to 36.2% for the same period last year.

     First quarter depreciation and amortization expense for Fiscal 1995 and 1994 was $879,000 and $1,489,000, respectively. Expense for fixed asset depreciation and amortization is less because the Company is operating fewer stores.

     Interest on capital leases for Fiscal 1995 and Fiscal 1994 was $111,000 and $226,000, respectively. Interest expense on debt other than capital leases was $241,000 compared to $1,000 for the same quarter last year. This increase in interest on debt is primarily for costs of the Debtor-in-Possession revolving credit facility which was established in October, 1993 and was replaced with a $45 million revolving credit facility from Foothill Capital Corporation.

     Reorganization costs of $246,000 for Fiscal 1995 include professional fees associated with the Chapter 11 proceedings and store closing expenses reduced by interest income. Reorganization costs for Fiscal 1994 of ($157,000) include interest income in excess of professional fees and store closing expenses. Interest on short-term investments is included in reorganization costs as required by AICPA Statement of Position 90-7 (Financial Reporting by Entities Reorganizing Under the Bankruptcy Code).

     Debt forgiveness recorded for the first quarter of Fiscal 1995 was $28,673,000. This amount represents the pre-petition debt of $35,936,000 that has been forgiven to date under the Plan of Reorganization offset by 4,469,191 shares of stock valued at $7,263,000 issued to unsecured creditors in accordance with the Plan.

     Net income for the first quarter of Fiscal 1995 was $24,833,000 which reflects an extraordinary item of debt forgiveness as discussed above. Net loss before extraordinary item for the first quarter of Fiscal 1995 was $3,840,000 compared to $4,598,000 for the same period last year.

     The Company's tax loss carry-backs were exhausted in Fiscal
1992 resulting in the loss of any tax benefit for the first quarter of Fiscal 1995. The loss carry-forwards will be used as future earnings allow.

Liquidity and Capital Resources

     As a result of the Chapter 11 proceeding, the Company's liquidity position has been positively affected because the cash requirements for the payment of scheduled principal payments, accrued interest, accounts payable, and other liabilities that were incurred prior to the filing of Chapter 11 Proceeding were, in most cases, deferred and subsequently settled at a reduced amount under the Plan.

     The Company's cash balance at April 30, 1994 was $12.9 million. Merchandise inventories were $55.9 million at April 30, 1994, compared to $82.6 million at May 1, 1993. The decline in inventories was primarily the result of closing thirteen stores since May 1, 1993, offset by a better in-stock position at the remaining 30 stores.

     Current liabilities at April 30, 1994 were $42.0 million compared with $6.3 million at May 1, 1993. This increase in current liabilities is the result of including $23.2 million of outstanding checks from the April 29th payment to creditors; reclassifying from liabilities subject to compromise, the current portion of capitalized lease obligations for assumed leases; and, increased accounts payable trade, the result of more favorable credit terms from the Company's vendors.

     On April 29, 1994, the Company achieved substantial consummation of the Plan by making payments to creditors of approximately $46.0 million. These payments were funded from $30.0 million of cash on hand with the balance from borrowings from the Company's $45 million Revolving Credit Facility with Foothill
Capital Corporation ("Exit Financing Facility").

     On April 20, 1994, the Company received Bankruptcy Court Approval for a five-year, $45 million Exit Financing Facility. The Exit Financing Facility will be used to fund the aforementioned negotiated Plan payments to creditors, with the balance of the facility to be used to fund working capital requirements, inventory purchases, capital expenditures, and other general corporate purposes as the need arises. The Exit Financing Facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements. These include two financial ratio covenants: (1) current ratio, and (2) total liabilities to tangible net worth ratio. The Company was in compliance with all covenants as of April 30, 1994.

     Under the Exit Financing Facility, the lender agrees to make revolving loans and issue or guarantee letters of credit for the Company in an amount not exceeding the lesser of the Borrowing Base (as defined in the Loan Agreement) or $45.0 million. The Exit Financing Facility includes a sublimit of $10 million for documentary and stand-by letters of credit.

     The Exit Financing Facility provides that each loan shall bear interest at a rate of prime plus one and forty-four one hundredths (1.44) percentage points. Interest on these loans shall be payable monthly in arrears on the first day of each month. Also under the Exit Financing Facility, the Company pays an unused line fee for an amount equal to one-half of one percent (.50%) per annum on the unused portion of the Exit Financing Facility and a letter of credit fee equal to 2.5% per annum on the average daily balance of the aggregate undrawn letters of credit and letter of credit guarantees outstanding during the immediately preceding month and certain other fees. The Exit Financing Facility also requires an annual facility fee equal to one-half of one percent(.50%) of the maximum amount of the facility payable on each anniversary of the Facility closing date and a monthly servicing fee of $3,500 per month. The Company also paid an initial, one-time fee of $450,000 in order to establish the Exit Financing Facility.

     The Company's ability to continue as a going concern is dependent, in part, on the Company's ability to obtain merchandise on a timely basis from vendors on acceptable credit terms. Since the filing of the Chapter 11 Proceeding, the Company's ability to obtain credit through arrangements such as the Exit Financing Facility terms and credit lines have improved and are approaching historical levels experienced by the Company. Management of the Company believes that its ability to obtain credit should continue to improve based on the acceptable performance of the Company. Management further believes the Exit Financing Facility, together with the cash from operations and vendor credit, should be adequate to cover working capital requirements and permitted capital expenditures.

     In addition to cash used for operations, approximately
$113,000 was also used for capital expenditures during the first quarter of Fiscal 1995. The Company anticipates capital expenditures for Fiscal 1995 primarily for normal facility maintenance and various projects to improve management information systems.

                       PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On November 22, 1992, the Company and its wholly-owned principal operating subsidiary, Brendle's Stores, Inc. (BSI), (collectively sometimes referred to as the "Company") filed for protection under Chapter 11 of the Bankruptcy Code. Under Chapter 11, the Company and BSI, Debtors In Possession, continued to conduct business in the ordinary course under the protection of the Bankruptcy Code while a Plan of Reorganization was developed to restructure and reorganize the debt structure and allow the debtors to strengthen its financial position.

     On November 10, 1993, the Company filed a modified Plan of Reorganization (the "Plan") with the United States Bankruptcy Court for the Middle District of North Carolina. The Plan was approved by the Company's creditors and shareholders in December, 1993, and was confirmed by the Bankruptcy Court by order entered on December 20, 1993. On April 29, 1994, the Company substantially consummated its Plan of Reorganization by making payments to creditors in accordance with the Plan and distributing stock for the benefit of certain unsecured and secured creditors.


ITEM 2.   CHANGES IN SECURITIES

On April 29, 1994, the date the Plan of Reorganization was substantially consummated, the Company issued
4,469,201 shares of Common Stock, or 35% of the outstanding stock, to Arnold Zahn of Zahn and Associates, Inc., as escrow agent for the Unsecured Creditors, pending the resolution of certain disputed claims. These shares were valued at $7,263,000 and brought the total shares outstanding to 12,769,145.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES                   None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None


ITEM 5.   OTHER INFORMATION   None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   None

     B.   None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BRENDLE'S INCORPORATED
                                  (Registrant)

                              (Signature of David R. Renegar)

                              David R. Renegar
                              Vice President and
                                Chief Financial Officer

Date:  June 14, 1994