Form 10-Q
period 1994-07-30
BRENDLES INC
filed 1994-09-12
CIK 791851

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.  20549

          (Mark One)

          [x]       QUARTERLY REPORT  PURSUANT TO SECTION  13 OR 15  (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 30, 1994.

          [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR  15 (D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934


          From the transition period from_____________ to ___________________

          _________________________________________________________________

          Commission file number _ _  33-13622______________________________

          _________________________________________________________________

                                  BRENDLE'S INCORPORATED


                 Elkin, North Carolina                 56-049-7852

            (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        Identification No.)


              1919 North Bridge Street, Elkin, North Carolina  28621


                                   (910) 526 5600

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

          Yes    X            No________



                                     Page 1 of 16




                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes   X          No________   Not Applicable________

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          At July 30, 1994, there were 12,760,644 shares of the issuer's Common Stock outstanding.
                                     Page 2 of 16



                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                             BRENDLE'S INCORPORATED
                       Consolidated Statements of Income

                                 (Unaudited)
                      (In thousands except per share data)


                                                     Three Months Ended
                                                    July 30,     July 31,
                                                      1994         1993


Net  sales                                           $32,742      $36,232
Other income                                              31           35
Total revenue                                         32,773       36,267


Cost and expenses:
Cost of merchandise sold                              25,137       26,309
Selling, operating and
 administrative expenses                               9,701       10,202
Depreciation and amortization                            882        1,266

Interest expense:
 Capitalized leases                                      111          189
 Other                                                   355            0
Reorganization Costs                                     596        3,816

                                                      36,782       41,782
Net loss before income taxes
and extraordinary item                                (4,009)      (5,515)
Provision for income taxes                               ---          ---


Net loss before extraordinary item                    (4,009)      (5,515)

Debt forgiveness                                        1,576         ---

Net income (loss)                                     $(2,433)     $(5,515)


Weighted average shares outstanding                    12,766        8,290

Net income (loss) per share                           $ (0.19)     $ (0.67)

                      BRENDLE'S INCORPORATED
                  Consolidated Statements of Income

                           (Unaudited)
                 (In thousands except per share data)

                                                     Six Months Ended
                                                    July 30,    July 31,
                                                      1994        1993

Net sales                                           $58,690      $69,506
Other income                                             62          137
Total revenue                                        58,752       69,643

Cost and expenses:
Cost of merchandise sold                             43,946       50,658
Selling, operating and
administrative expenses                              19,229       22,268
Depreciation and amortization                         1,761        2,755
Interest expense:
Capitalized leases                                      222          415
Other                                                   596            1
Reorganization Costs                                    846        3,659
                                                     66,600       79,756
Net loss before income taxes
 and extraordinary item                              (7,848)     (10,113)

Provision for income taxes                              ---          ---

Net loss before extraordinary item                   (7,848)     (10,113)

Debt forgiveness                                     30,249          ---

Net income (loss)                                  $ 22,401     $ (10,113)

Weighted average shares outstanding                  10,582        8,292
Net income (loss) per share                          $ 2.12      $ (1.22)

                           BRENDLE'S INCORPORATED
                         Consolidated Balance Sheet

                                (Unaudited)
                     (In thousands except per share data)

                                                       January     July
                                           July 30        29,       31,
                                            1994         1994      1993

Assets
Current Assets:
Cash and temp. cash invest.               $ 2,304     $ 34,774    $  34,061
Accounts receivable                         1,216        1,480        5,369
Merchandise inventories                    53,657       54,133       55,335

Prepaid inventory                           1,133          299        1,805
Prepaid expenses                            1,923          671        1,194
Total current assets                       60,233       91,357       97,764


Property and equipment, less accumulated
depreciation and amortization              10,170       15,767       31,940
Other assets                                  745          439          579
                                          $71,148     $107,563     $130,283

Liabilities and Shareholders' Equity
Current liabilities:
Notes Payable                             $16,476     $    ---    $     ---
Accounts Payable
Trade                                       6,574        3,002        2,473
Outstanding Checks (Note #5)                3,244          ---          ---
Current portion of capitalized lease
obligations                                 1,514          ---          ---
Current portion of
restructuring expenses                        509          509        1,388
Accrued compensation                          538          508          699

Other accrued liabilities                   2,488        2,335        4,723
Total current liabilities                  31,343        6,354        9,283


Reorganization notes                          276          ---          ---
Capitalized lease obligations, less current
portion                                     2,292          ---          ---
Other liabilities                             398          ---          ---
Other deferred credit                         220          ---          ---
Total long-term liabilities                 3,186            0             0


Liabilities subject to compromise (Note #6) 1,510        95,749      106,338

Total Liabilities                          36,039       102,103      115,621


Shareholders' equity:
 Common stock, $1 par value, 20,000,000
shares authorized, 12,760,644, 8,299,454
and 8,301,644 shares issued                12,761         8,299        8,302

Capital in excess of par value             20,898        18,112       18,109
Retained earnings                           1,450       (20,951)     (11,748)
(deficit)

Total shareholders' equity                 35,109         5,460       14,662
                                          $71,148      $107,563     $130,283

                            BRENDLE'S INCORPORATED
                    Consolidated Statements of Cash Flows

                                (Unaudited)
                               (In thousands)

                                                        Six Months Ended
                                                      July 30,     July 31,
                                                       1994         1993
Operations:
Net income (loss)                                    $ 22,401     $(10,113)

Items not requiring
(providing) cash:
 Depreciation and
amortization                                            1,761        2,755
 Reorganization reserve                                 ---         (1,670)
 Other                                                  ---              7
 Debt forgiveness                                     (30,249)         ---


Changes in assets and
liabilities:
Accounts receivable                                       264          967
Merchandise inventories                                   476        2,558
Prepaid inventory                                        (834)       2,962
Prepaid expenses                                       (1,252)        (327)
Accounts payable and
accrued liabilities                                     6,999        1,098
Reorganization reserve                                      0       (3,545)

Cash provided (used) by
operations                                               (434)      (5,308)


Investing Activities:
Net (additions) retirements of property and
equip                                                   3,836        5,669
(Addition) reduction in
other assets                                             (306)          87

Cash  provided by
investing activities                                    3,530        5,756

Financing Activities:

Decrease in liabilities
subject to compromise                                 (52,070)        ---
Increase in long-term
liabilities                                               618         ---
Increase in reorganization
notes                                                     276         ---
Decrease in capitalized
lease obligations                                        (851)       (694)
Proceeds from borrowings
on line of credit                                      16,476      (2,297)
Issuance (redemption) of
common stock                                               (8)         12
Decrease in paid-in-capital                                (7)         (2)


Cash used by financing
activities                                             (35,566)     (2,981)

Net decrease in cash and
temporary cash invest.                                $(32,470)   $ (2,533)

Supplemental disclosure of non-cash financing activities:
  During the quarter ended April 30, 1994 the company issued 4,469,191 shares of common stock valued at $7,263,000 to creditors under the terms of its Plan of Reorganization and resulted in an increase in capital in excess of par value of $2,793,000

                                BRENDLE'S INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          Note 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim period.

          Note 2. In April 1986, four shareholders of the Company agreed not to transfer or sell their Common Stock to any unrelated party (as defined) without the written consent of the other parties to the agreement. In addition, in the event of the death of one of the four shareholders, the Company can be required to purchase their Common Stock at fair value up to the life insurance proceeds, consisting of policies with a face value of $5,250,000, $5,000,000, $3,070,000 and
                    $3,000,000, respectively. An amount equal to the cash surrender value of these policies at July 30, 1994 and July 31, 1993 of $219,000 and $521,000, respectively, has been shown as an other deferred credit on the balance sheet with a corresponding reduction in retained earnings. The Company has taken out loans against the cash surrender value of these policies in the sum of $1,840,000 to finance current capital requirements.

          Note 3. Tax refunds resulting from losses incurred are calculated using tax payments of three prior years. Any losses in excess of those allowed for carry-back are carried forward for use as future earnings allow. These loss carry-forwards at January 29, 1994 were approximately $49 million. Tax loss carry-backs were exhausted during the second quarter of Fiscal 1992.

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

          Note 5. Outstanding checks totalling $3,244,000 on July 30, 1994 were classified under current liabilities (as outstanding checks) and included in cash at July 30, 1994.

          Note 6. Liabilities subject to compromise include disputed claim obligations where claim objections have been filed with the Bankruptcy Court.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Overview:


               On November 22, 1992, the Company and its wholly-owned principal operating subsidiary, Brendle's Stores, Inc. (BSI), (collectively sometimes referred to as the "Company") filed for protection under Chapter 11 of the Bankruptcy Code. Under Chapter 11, the Company and BSI, Debtors In Possession, continued to conduct business in the ordinary course under the protection of the Bankruptcy Code while a Plan of Reorganization was developed to restructure and reorganize the debt structure and allow the debtor to strengthen its financial position.

               At the time of the filing of the Petitions, the Company was operating 51 retail stores in North Carolina, South Carolina,
          Virginia, Tennessee and Georgia. The Company reviewed the operations of each of its stores, and during the Fiscal year ending January 29, 1994, closed twenty-one stores whose profitability was not considered by management to be adequate. Eight store locations were closed in January 1993, and thirteen store locations were closed in May 1993. The inventory, fixtures, and real estate (at two of the company-owned stores) that became available for sale as a result of these closings were sold to generate cash to help fund the Plan of Reorganization. The Company also sold its distribution center located in Elkin, NC and leased back approximately 244,000 of the 388,000 square feet facility. Proceeds from this sale were also used to help fund the Plan of Reorganization.

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

                                     Page 9 of 16
          Comparison of Operations

          Second Quarter Fiscal 1995 Compared to Second Quarter Fiscal 1994

               Net sales for the three months ended July 30, 1994 were $32,742,000 compared to $36,232,000 for the same quarter ended July 31, 1993. The sales decrease from the prior year was the result of operating thirteen fewer stores during the second quarter of Fiscal 1995. As part of the Company's reorganization it closed thirteen stores during the second quarter ended July 31, 1993. Comparable store sales increased 3.2% compared to the same period last year. The sales increase resulted from increased promotional activity including Senior Citizen Days, V.I.P. Nights, additional pages in advertising circulars, and increased circulation of advertising circulars.

               Other income was $31,000 for the second quarter of Fiscal 1995 compared to $35,000 for the second quarter of Fiscal 1994. Other income includes miscellaneous non-recurring items.

               The cost of merchandise sold in the second quarter of Fiscal 1995 was $25,137.000 compared to $26,309,000 in the second quarter of Fiscal 1994. The decrease in cost of merchandise sold was primarily the result of the decrease in sales as discussed above.

               Gross margin is calculated by subtracting the cost of merchandise sold from net revenues. Gross margin as a percentage of sales was 23.3% for the three months ended July 30, 1994 compared to 27.5% for the same period last year. The decrease in the gross margin as a percentage of sales was the result of the planned increase in promotional activity discussed above, aggressive markdowns of items dropped from the Company's current merchandise assortment and the continued competitive retail environment.

               Selling, operating and administrative expenses ("SO & A") for the second quarter of Fiscal 1995 and 1994 were $9,701,000 and $10,202,000, respectively. This decrease is primarily the result of operating thirteen fewer stores and the corresponding reduction of corporate overhead. SO & A expenses, as a percentage of revenues, increased to 29.6% in the second quarter of Fiscal 1995 compared to 28.1% for the same period last year. This increase in expense, as a percentage of revenues, resulted primarily from the decrease in sales and a reduction in corporate overhead which was disproportionate to the corresponding reduction in sales.

               Second quarter depreciation and amortization expense for Fiscal 1995 and 1994 was $882,000 and $1,266,000, respectively.
          Expense for fixed asset depreciation and amortization is less because the Company is operating fewer stores and some assets in the remaining stores have become fully depreciated since the second quarter of Fiscal 1994.

               Interest on capital leases for Fiscal 1995 and Fiscal 1994 was $111,000 and $189,000, respectively. Interest expense on debt other than capital leases was $355,000 compared to zero for the same quarter last year. This increase in interest on debt is for interest and fees of the $45 million revolving credit facility
          from Foothill  Capital Corporation.   For  the second quarter  of
          Fiscal 1994, no interest was accrued on pre-petition debt obligations.

               Reorganization costs of $596,000 for Fiscal 1995 include professional fees associated with the Chapter 11 proceedings and expenses for stores closed in prior years. Reorganization costs for Fiscal 1994 of $3,816,000 include professional fees and store closing expenses reduced by interest income. For the second quarter of Fiscal 1994 interest on short-term investments was offset to reorganization costs as required by AICPA Statement of Position 90-7 (Financial Reporting by Entities Reorganizing Under the Bankruptcy Code).

               Debt forgiveness recorded for the second quarter of Fiscal 1995 was $1,576,000. This amount represents the debt forgiveness from the settlement of pre-petition debt claims resolved subsequent to April 29, 1994.

               Net  loss  for  the  second   quarter  of  Fiscal  1995  was
          $2,433,000 compared to $5,515,000 for Fiscal 1994. Net loss before extra-ordinary item for the second quarter of Fiscal 1995 was $4,009,000 compared to $5,515,000 for the same period last year.

               The Company's tax loss carry-backs were exhausted in Fiscal 1992 resulting in the loss of any tax benefit for the first quarter of Fiscal 1995. The loss carry-forwards will be used as future earnings allow.

          First Six Months of Fiscal 1995 Compared to First Six Months of Fiscal 1994

               Net sales for the six months ended July 30, 1994 were $58,690,000, a decrease from the $69,506,000 for the first six months ended July 31, 1993. The sales decrease from the prior year was the result of operating fewer stores. For the first six months of Fiscal 1995 the Company operated thirty stores compared to the first six months of Fiscal 1994 when the Company operated 43 stores for the first four months of the year and 30 stores for the remaining two months. Sales for the thirty stores open the first six months of both years increased by 4.1%. This increase in sales resulted primarily from a better in-stock position and increased promotional activity compared to the first six months of Fiscal 1994.

               Other income was $62,000 for the first six months of Fiscal 1995 compared to $137,000 for the comparable period last year. Other income includes miscellaneous non-recurring items.

               The cost of merchandise sold in the first six months of Fiscal 1995 was $6,712,000 less than the first six months of Fiscal 1994. The decrease was primarily the result of the $10,816,000 decrease in sales which, as discussed above, was the result of operating thirteen fewer stores.

               Gross margin, the difference between net revenues and the cost of merchandise sold, as a percentage of sales was 25.20% compared to 27.26% for the first six months of Fiscal 1995 and 1994, respectively. The reduction in the gross margin as a percentage of sales was primarily the result of the planned increase in promotional activity including Senior Citizen Days, V.I.P. Nights and aggressive markdowns of items dropped from the Company's current merchandise assortment.

               Selling, operating and administrative expenses ("SO & A") for the first six months of Fiscal 1995 were $19,229,000 compared to $22,268,000 for the first six months of Fiscal 1994. The $3,039,000 decrease was the result of operating thirteen fewer stores, reduction of corporate overhead and continued aggressive cost management. SO & A expenses, as a percentage of revenues, was 32.7% for the first six months of Fiscal 1995 compared to 32.0% for the same period last year.

               Depreciation and amortization expense for the first six months of Fiscal 1995 and 1994 was $1,761,000 and $2,755,000 respectively. This decrease in depreciation and amortization expense was primarily the result of operating fewer stores and certain assets at the remaining stores that became fully depreciated since July 31, 1993.

               Interest on capital leases for the first six months of Fiscal 1995 and Fiscal 1994 was $222,000 and $415,000
          respectively. Interest expense on debt other than capital leases was $596,000 compared to $1,000 for the same period last year. The increase in interest on debt is for the costs of the debtor-in-possession revolving credit facility which was terminated in April 1994, and for the interest and costs of the Exit Financing Revolver with Foothill Capital Corporation which was established in April 1994.

               Reorganization costs of $846,000 for the first six months of Fiscal 1995 include professional fees associated with the Chapter
          11 proceedings and expenses at certain closed stores reduced by interest income earned on cash deposited in escrow accounts for
          distribution to  creditors per the  plan of reorganization.   Re-
          organization costs for the first six months of Fiscal 1994 included professional fees associated with Chapter 11 proceedings and store closing expenses offset by interest income earned on short-term investments. Interest on short term investments was offset to reorganization costs as required by AICPA Statement of Position 90-7 (Financial Reporting by Entities Reorganizing Under the Bankruptcy Code).

               Debt forgiveness recorded for the first six months of Fiscal 1995 was $30,249,000. This amount represents the pre-petition debt of $37,512,000 that has been forgiven to date under the Plan of Reorganization reduced by $7,263,000, the value of 4,469,191 shares of stock issued to the unsecured creditors per the Plan of Reorganization.

               Net income for the first six months of Fiscal 1995 was $22,401,000 which reflects an extraordinary item of debt forgiveness of $30,249,000 and reorganization costs totaling $846,000. Net loss before extraordinary income and reorganization costs was $7,002,000 compared to $6,454,000 for the same period last year.


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

               The Company's cash balance at July 30, 1994 was $2.3 million compared to $34.1 million at July 31, 1993. The Company believes that the Exit Financing Facility is adequate to fund its operations. Cash balances have decreased since the second quarter of Fiscal 1994 because of payments to creditors.
          Merchandise inventories were $53.6 million at July 30, 1994 compared to $55.3 million at July 31, 1993.

               Current liabilities at July 30, 1994 were $31.3 million compared with $9.3 million at July 31, 1993. This increase in current liabilities is due to increased accounts payable, from more favorable vendor credit terms, the reclassification of the current portion of capitalized lease obligations from liabilities subject to compromise to current liabilities and the increase in notes payable due to borrowings against the Revolving Credit Facility.

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

               On April 20, 1994, the Company received Bankruptcy Court Approval for a five-year, $45 million Exit Financing Facility. The

          Exit Financing Facility will be used to fund the aforementioned negotiated Plan payments to creditors, with the balance of the facility to be used to fund working capital requirements, inventory purchases, capital expenditures, and other general corporate purposes as the need arises. The Exit Financing Facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements. These include two financial ratio covenants: (1) current ratio, and (2) total liabilities to tangible net worth ratio. The Company was in compliance with all covenants as of July 30, 1994.

               Under the Exit Financing Facility, the lender agrees to make revolving loans and issue or guarantee letters of credit for the Company in an amount not exceeding the lesser of the Borrowing Base (as defined in the Loan Agreement) or $45.0 million. The Exit Financing Facility includes a sublimit of $10 million for documentary and stand-by letters of credit. The Company had borrowed $16,476,000 against the $45,000,000 Revolving Credit Facility at July 30, 1994.

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

               In addition to cash used for operations, approximately $231,000 was also used for capital expenditures during the first six months of Fiscal 1995. The Company anticipates capital expenditures for Fiscal 1995 primarily for normal facility maintenance and various projects to improve management information systems.

                             PART II.  OTHER INFORMATION

          Item 1. LEGAL PROCEEDINGS

               On November 22, 1992, the Company and its wholly-owned principal operating subsidiary, Brendle's Stores, Inc. (BSI), (collectively sometimes referred to as the "Company") filed for protection under Chapter 11 of the Bankruptcy Code. Under Chapter 11, the Company and BSI, Debtors In Possession, continued to conduct business in the ordinary course under the protection of the Bankruptcy Code while a Plan of Reorganization was developed to restructure and reorganize the debt structure and allow the debtor to strengthen its financial position.

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


          ITEM 2.   CHANGES IN SECURITIES

               On April 29, 1994, the date the Plan of Reorganization was substantially consummated, the Company issued 4,469,191 shares of Common Stock, or 35% of the outstanding stock, to Arnold Zahn of Zahn and Associates, Inc., as escrow agent for the Unsecured Creditors, pending the resolution of certain disputed claims. These shares were valued at $7,263,000 and brought the total shares outstanding to 12,769,145 at April 30, 1994.


          ITEM 3.   DEFAULT UPON SENIOR SECURITIES                   None

          ITEM 4.   SUBMISSION  OF MATTERS  TO A  VOTE OF  SECURITY HOLDERS
          None

          ITEM 5.   OTHER INFORMATION   None

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               A.   None
               B.   None
                                    Page 15 of 16



                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BRENDLE'S INCORPORATED
                                            (Registrant)



                                        David R. Renegar
                                        Vice President and
                                          Chief Financial Officer

          Date:  September 12, 1994




                                    Page 16 of 16