Form 10-Q
period 1994-10-29
BRENDLES INC
filed 1994-12-15
CIK 791851

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C.  20549

(Mark One)

[x]       QUARTERLY REPORT  PURSUANT TO SECTION  13 OR 15  (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 1994.

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR  15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


From the transition period from_____________    to ___________________

_________________________________________________________________

Commission file number __ 33-13622_________________________________

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

          At October 29, 1994, there were 12,760,644 shares of the issuer's Common Stock outstanding.

                             PART I.  FINANCIAL INFORMATION

                             Item 1.  Financial Statements

                                BRENDLE'S INCORPORATED

                           Consolidated Statements of Income

                                      (Unaudited)

                          (In thousands except per share data)

                                                         Three Months Ended
                                                          Oct.29,       Oct. 30,
                                                            1994          1993
Net  sales                                             $    32,671   $    28,306
Other income                                                    76           402
Total revenue                                               32,747        28,708

Cost and expenses:
  Cost of merchandise sold                                  25,035        20,981
  Selling, operating and
     administrative expenses                                10,817         9,678
  Depreciation and amortization                                908         1,127
  Interest expense:
   Capitalized leases                                          121           170
   Other                                                       619           136
  Reorganization Costs                                       1,348         6,698
                                                            38,848        38,790
Net loss before income taxes
  and extraordinary item                                    (6,101)      (10,082)

Provision for income taxes                                    ---           ---

Net loss before extraordinary item                          (6,101)      (10,082)

Debt forgiveness                                             1,639          ---

Net income (loss)                                      $    (4,462)  $   (10,082)

Weighted average shares outstanding                         12,761         8,293


Net income (loss) per share                            $     (0.35)  $     (1.22)

                              BRENDLE'S INCORPORATED

                        Consolidated Statements of Income

                                   (Unaudited)

                      (In thousands except per share data)

                                                       Nine Months Ended
                                                        Oct.29,       Oct. 30,
                                                          1994          1993

Net  sales                                           $    91,361   $    97,812
Other income                                                 138           539
Total revenue                                             91,499        98,351

Cost and expenses:
  Cost of merchandise sold                                68,981        71,639
  Selling, operating and
     administrative expenses                              30,047        31,946
  Depreciation and amortization                            2,669         3,882
  Interest expense:
   Capitalized leases                                        343           585
   Other                                                   1,215           137
  Reorganization Costs                                     2,194        10,357
                                                         105,449       118,546
Net loss before income taxes
  and extraordinary item                                 (13,950)      (20,195)

Provision for income taxes                                  ---           ---

Net loss before extraordinary item                       (13,950)      (20,195)

Debt forgiveness                                          31,889          ---

Net income (loss)                                    $    17,939   $   (20,195)

Weighted average shares outstanding                       11,308         8,295


Net income (loss) per share                          $      1.59   $     (2.43)

                              BRENDLE'S INCORPORATED

                            Consolidated Balance Sheet
                                   (Unaudited)
                       (In thousands except per share data)


                                                          Oct. 29,     January 29,    Oct. 30,
                                                            1994          1994          1993
Assets
Current Assets:
  Cash and temp. cash invest.                          $     2,600   $    34,774   $    23,672
  Accounts receivable                                        2,480         1,480         3,321
  Merchandise inventories                                   74,020        54,133        74,147
  Prepaid inventory                                            879           299         1,365
  Prepaid expenses                                           1,494           671         1,004
    Total current assets                                    81,473        91,357       103,509

Property and equipment, less accumulated
  depreciation and amortization                              9,325        15,767        25,180
Other assets                                                   732           439           503
                                                       $    91,530   $   107,563   $   129,192
Liabilities and Shareholders' Equity
Current liabilities:
  Notes Payable                                        $    32,539   $      ---    $     1,900
  Accounts Payable
    Trade                                                   16,729         3,002        13,699
    Outstanding Checks (Note #5)                             2,924          ---           ---
  Current portion of capitalized lease obligations           1,307          ---           ---
  Current portion of restructuring expenses                    509           509         1,374
  Accrued compensation                                         652           508           551
  Other accrued liabilities                                  3,641         2,335         4,359
    Total current liabilities                               58,301         6,354        21,883

Reorganization notes                                           281          ---           ---
Capitalized lease obligations, less current portion            760          ---           ---
Other liabilities                                              390          ---           ---
Other deferred credit                                          220          ---           ---
  Total long-term liabilities                                1,651             0             0

Liabilities subject to compromise (Note #6)                    931        95,749       102,727

  Total Liabilities                                         60,883       102,103       124,610

Shareholders' equity:
   Common stock, $1 par value, 20,000,000
    shares authorized, 12,760,644, 8,299,454
    and 8,301,644 shares issued                             12,761         8,299         8,302
  Capital in excess of par value                            20,898        18,112        18,109
  Retained earnings (deficit)                               (3,012)      (20,951)      (21,829)

Total shareholders' equity                                  30,647         5,460         4,582
                                                       $    91,530   $   107,563   $   129,192

                            BRENDLE'S INCORPORATED

                    Consolidated Statements of Cash Flows

                               (Unaudited)
                             (In thousands)

                                                         Nine Months Ended
                                                          Oct. 29,      Oct. 30,
                                                            1994          1993
Operations:
  Net income (loss)                                    $    17,939   $   (20,195)
  Items not requiring (providing) cash:
     Depreciation and amortization                           2,669         3,882
     Reorganization reserve                                   ---         (1,670)
     Other                                                    ---             (2)
     Debt forgiveness                                      (31,889)         ---

Changes in assets and liabilities:
  Accounts receivable                                       (1,000)        3,015
  Merchandise inventories                                  (19,887)      (16,254)
  Prepaid inventory                                           (580)        3,402
  Prepaid expenses                                            (823)         (137)
  Accounts payable and accrued liabilities                  18,380         8,657
  Reorganization reserve                                      (279)       (3,559)

  Cash provided (used) by operations                       (15,470)      (22,861)

Investing Activities:
  Net (additions) retirements of property and equip          3,773        11,302
  (Addition) reduction in other assets                        (293)          163

  Cash  provided by investing activities                     3,480        11,465

Financing Activities:
  Decrease in liabilities  subject
    to compromise                                          (51,010)      ---
  Increase in long-term liabilities                            610       ---
  Increase in reorganization notes                             281       ---
  Decrease in capitalized lease
    obligations                                             (2,591)       (1,042)
  Proceeds from borrowings on line of credit                32,539          (494)
  Issuance (redemption) of common stock                         (8)           12
  Decrease in paid-in-capital                                   (7)           (2)

  Cash used by financing activities                        (20,186)       (1,526)

Net decrease in cash and
  temporary cash invest.                               $   (32,176)  $   (12,922)

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

          Note 2.   In April 1986, four shareholders of the Company
                    agreed not to transfer or sell their Common Stock to any unrelated party (as defined) without the written consent of the other parties to the agreement. In addition, in the event of the death of one of the four shareholders, the Company can be required to purchase their Common Stock at fair value up to the life insurance proceeds, consisting of policies with a face value of $5,250,000, $5,000,000, $3,070,000 and
                    $3,000,000, respectively. An amount equal to the cash surrender value of these policies at October 29, 1994 and October 30, 1993 of $219,000 and $521,000,
                    respectively,  has  been  shown  as  an  other deferred
                    credit on the balance sheet with a corresponding reduction in retained earnings. The Company has taken out loans against the cash surrender value of these policies in the sum of $1,840,000 to finance current capital requirements.

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

          Note 5. Outstanding checks totalling $2,924,000 on October 29, 1994 were classified under current liabilities (as outstanding checks) and included in cash at October 29, 1994.

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

               At the time of the filing of the Petitions, the Company was operating 51 retail stores in North Carolina, South Carolina,
          Virginia, Tennessee and Georgia. The Company reviewed the operations of each of its stores, and during the fiscal year ended January 29, 1994, closed twenty-one stores whose profitability was not considered by management to be adequate. Eight store locations were closed in January 1993, and thirteen store locations were closed in May 1993. The inventory, fixtures, and real estate (at two of the company-owned stores) that became available for sale as a result of these closings were sold to generate cash to help fund the Plan of Reorganization. The Company also sold its distribution center located in Elkin, NC and leased back approximately 244,000 of the 388,000 square feet facility. Proceeds from this sale were also used to help fund the Plan of Reorganization.

               On November 10, 1993, the Company filed a modified Plan of Reorganization (the "Plan") with the United States Bankruptcy Court for the Middle District of North Carolina. The Plan was approved by the Company's creditors and shareholders in December, 1993, and was confirmed by the Bankruptcy Court by order entered on December 20, 1993.

               On April 20, 1994, the Company received Bankruptcy Court approval for a five-year, $45 million revolving line of credit with Foothill Capital Corporation ("the Revolving Credit Facility") to be used to partially fund the Plan and to provide working capital funds to the Company. See "Liquidity and Capital Resources." On April 29, 1994, the Company substantially consummated its Plan of Reorganization by making payments to creditors in accordance with the Plan and distributing stock for the benefit of certain unsecured and secured creditors.

          Comparison of Operations

          Third Quarter Fiscal 1995 Compared to Third Quarter Fiscal 1994

               Net sales for the three months ended October 29, 1994 were $32,671,000 compared to $28,306,000 for the same quarter ended October 30, 1993. Comparable store sales increased 15.0% compared to the same period last year. The sales increase resulted from increased promotional activity including Senior Citizen Days and additional pages of advertising circulars with increased circulation.

               Other income was $76,000 for the third quarter of Fiscal 1995 compared to $402,000 for the third quarter of Fiscal 1994. Other income includes miscellaneous non-recurring items.

               The cost of merchandise sold in the third quarter of Fiscal 1995 was $25,035,000 compared to $20,981,000 in the third quarter of Fiscal 1994. The increase in cost of merchandise sold was primarily the result of the increase in sales as discussed above.

               Gross margin is calculated by subtracting the cost of merchandise sold from net revenues. Gross margin as a percentage of sales was 23.6% for the three months ended October 29, 1994 compared to 26.9% for the same period last year. The decrease in the gross margin as a percentage of sales was the result of the planned increase in promotional activity discussed above, aggressive markdowns of items dropped from the Company's current merchandise assortment and the continuing competitive retail environment.

               Selling, operating and  administrative expenses  ("SO &  A")
          for the third quarters of Fiscal 1995 and 1994 were $10,817,000 and $9,678,000, respectively. The increase in SO & A was primarily the result of increased payroll costs and other variable expenses related to the increased sales discussed above. SO & A as a percentage of revenue decreased to 33.0% for the third quarter of Fiscal 1995 versus 33.7% for the same period last year.

               Third quarter depreciation and amortization expense for Fiscal 1995 and 1994 was $908,000 and $1,127,000, respectively.
          Expense for fixed asset depreciation and amortization is less because some assets have become fully depreciated since the third quarter of Fiscal 1994.

               Interest on capital leases for the third quarter of Fiscal 1995 and Fiscal 1994 was $121,000 and $170,000, respectively. Interest expense on debt other than capital leases was $619,000 compared to $136,000 for the same quarter last year. This increase in interest on debt is primarily for interest and fees related to the Revolving Credit Facility from Foothill Capital Corporation.

               Reorganization costs of $1,348,000 for the third quarter of Fiscal 1995 include professional fees associated with the Chapter 11 proceedings and expenses for stores closed in prior years. Reorganization costs for Fiscal 1994 of $6,698,000 include professional fees and store closing expenses reduced by interest income. For the third quarter of Fiscal 1994 interest on short-term investments was offset to reorganization costs as required by AICPA Statement of Position 90-7 (Financial Reporting by Entities Reorganizing Under the Bankruptcy Code).

               Debt forgiveness recorded for the third quarter of Fiscal 1995 was $1,639,000. This amount represents the debt forgiveness from the settlement of pre-petition debt claims resolved subsequent to April 29, 1994.

               Net loss for the third quarter of Fiscal 1995 was $4,462,000 compared to $10,082,000 for Fiscal 1994. Net loss before extra-ordinary income (consisting of debt forgiveness) and reorganization costs was $4,753,000 compared to $3,384,000 for the same period last year. This increase in the net loss is the result of the increased SO & A and interest expense as discussed above.

               The Company's tax loss carry-backs were exhausted in Fiscal 1992 resulting in the loss of any tax benefit for the third quarter of Fiscal 1995. The loss carry-forwards will be used as future earnings allow.

          First Nine Months of Fiscal 1995 Compared to First Nine Months of Fiscal 1994

               Net sales for the nine months ended October 29, 1994 were $91,361,000, a decrease from the $97,812,000 for the first nine months ended October 30, 1993. The sales decrease from the prior year was the result of operating fewer stores. For the first nine months of Fiscal 1995 the Company operated thirty stores compared to the first nine months of Fiscal 1994 when the Company operated 43 stores for the first four months of the year and 30 stores for the remaining five months. Sales for the thirty stores open the first nine months of both years increased by 7.7%. This increase in sales resulted primarily from a better in-stock position and increased promotional activity compared to the first nine months of Fiscal 1994.

               Other income was $138,000 for the first nine months of Fiscal 1995 compared to $539,000 for the comparable period last year. Other income includes miscellaneous non-recurring items.

               The cost of  merchandise sold  in the first  nine months  of
          Fiscal 1995 was $2,658,000 less than the first nine months of Fiscal 1994. The decrease was primarily the result of the $6,451,000 decrease in sales which, as discussed above, was the result of operating thirteen fewer stores for five months of the nine month period.

               Gross margin, the difference between net revenues and the cost of merchandise sold, as a percentage of sales was 24.61% compared to 27.16% for the first nine months of Fiscal 1995 and 1994, respectively. The reduction in the gross margin as a percentage of sales was primarily the result of the planned increase in promotional activity including Senior Citizen Days, V.I.P. Nights and aggressive markdowns of items dropped from the Company's current merchandise assortment.

               Selling, operating and administrative expenses ("SO & A") for the first nine months of Fiscal 1995 were $30,047,000 compared to $31,946,000 for the first nine months of Fiscal 1994. The $1,899,000 decrease was the result of operating thirteen fewer stores offset by the increase in payroll costs and other variable expenses related to the sales increase in the third quarter of Fiscal 1995. SO & A expenses, as a percentage of revenues, was 32.8% for the first nine months of Fiscal 1995 compared to 32.5% for the same period last year.

               Depreciation and amortization expense for the first nine months of Fiscal 1995 and 1994 was $2,669,000 and $3,882,000 respectively. This decrease in depreciation and amortization expense was primarily the result of operating fewer stores and certain assets at the remaining stores that became fully depreciated since October 30, 1993.

               Interest on capital leases for the first nine months of Fiscal 1995 and Fiscal 1994 was $343,000 and $585,000
          respectively. Interest expense on debt other than capital leases was $1,215,000 compared to $137,000 for the same period last year. The increase in interest on debt is for the costs of the debtor-in-possession credit facility which was terminated in April 1994, and for the interest and costs of the Revolving
          Credit Facility with Foothill Capital Corporation which was established in April 1994.

               Reorganization costs of $2,194,000 for the first nine months of Fiscal 1995 include professional fees associated with the Chapter 11 proceedings and expenses at certain closed stores reduced by interest income earned on cash deposited in escrow accounts for distribution to creditors per the plan of reorganization. Reorganization costs for the first nine months of Fiscal 1994 included professional fees associated with Chapter 11 proceedings and store closing expenses offset by interest income earned on short-term investments. Interest on short term investments was offset to reorganization costs as required by AICPA Statement of Position 90-7 (Financial Reporting by Entities Reorganizing Under the Bankruptcy Code).

               Debt forgiveness recorded for the first nine months of Fiscal 1995 was $31,889,000. This amount represents the pre-petition debt of $39,152,000 that has been forgiven to date under the Plan of Reorganization reduced by $7,263,000, the ascribed value at the date of issuance of 4,469,191 shares of stock issued to the unsecured creditors per the Plan of Reorganization.

               Net income for the first nine months of Fiscal 1995 was $17,939,000 which reflects the extraordinary item of debt forgiveness of $31,889,000 and reorganization costs totaling $2,194,000. Net loss before extraordinary income and reorganization costs was $11,756,000 compared to $9,838,000 for the same period last year.


          Liquidity and Capital Resources

               As a result of the Chapter 11 proceeding, the Company's liquidity position was positively affected because the cash requirements for the payment of scheduled principal payments, accrued interest, accounts payable, and other liabilities that were incurred prior to the filing of Chapter 11 Proceeding were, in most cases, deferred and subsequently settled at a reduced amount under the Plan.

               On April 29, 1994, the Company achieved substantial consummation of the Plan by making payments to creditors of approximately $46.0 million. These payments were funded from $30.0 million of cash on hand with the balance from borrowings from the Company's $45 million five-year Revolving Credit Facility with Foothill
          Capital Corporation. Currently, the Company has $931,000 of liabilities subject to compromise for pre-petition obligations that the Company anticipates to be resolved in due course.

               On  April 20,  1994, the  Company received  Bankruptcy
          Court Approval  for   its  five-year,  $45  million
          Revolving Credit Facility. The Revolving Credit Facility was used to fund the aforementioned negotiated Plan payments to creditors, with the balance of the facility to be used to fund working capital requirements, inventory purchases, capital expenditures, and other general corporate
          purposes  as the  need  arises.   The  Revolving Credit
          Facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements.
          These  include  two financial  ratio covenants:    (1) current
          ratio, and  (2) total liabilities  to  tangible  net worth
          ratio.    See  below for  a discussion  of  the  Company's
          compliance  with these  financial ratios.

               Under the Revolving Credit Facility, the lender agrees to make revolving loans and issue or guarantee letters of credit for the Company in an amount not exceeding the lesser of the
          Borrowing Base (as defined in the Loan Agreement) or $45.0 million. The Revolving Credit Facility includes a sublimit of $10 million for documentary and stand-by letters of credit. The Company had borrowed $32,539,000 against the $45,000,000 Revolving Credit Facility at October 29, 1994.

               The Revolving Credit Facility provides that each loan shall bear interest at a rate of prime plus one and forty-four one hundredths (1.44) percentage points. Interest on these loans is payable monthly in arrears on the first day of each month. Also under the Revolving Credit Facility, the Company pays an unused line fee for an amount equal to one-half of one percent (.50%) per annum on the unused portion of the Revolving Credit Facility and a letter of credit fee equal to 2.5% per annum on the average daily balance of the aggregate undrawn letters of credit and letter of credit guarantees outstanding during the immediately preceding month and certain other fees. The Revolving Credit Facility also requires an annual facility fee equal to one-half of one percent(.50%) of the maximum amount of the facility payable on each anniversary of the Revolving Credit Facility closing date and a monthly servicing fee of $3,500 per month. The Company also paid an initial, one-time fee of $450,000 in order to establish the Revolving Credit Facility.

               Under the terms of the Revolving Credit Facility, the Company is required to maintain a Current Ratio of at least one and forty-five one hundredths to one (1.45:1.0), measured on a fiscal quarter-end basis. For the fiscal quarter ended October 29, 1994, the Company's Current Ratio was one and forty one hundredths to one (1.40:1.0). The Current Ratio is defined as the ratio of current assets to current liabilities. The Current Ratio fluctuation resulted primarily from three factors. The Company accelerated its receipts of inventory to improve its in-stock position and to insure the availability of certain "hard to get" merchandise. The additional inventory resulted in corresponding increases in accounts payable which had a negative impact on the Current Ratio. Had the Company not accelerated its receipts of inventory and not incurred the corresponding accounts payable, the Current Ratio would have been
          1.43. In addition, the Company's year-to-date net earnings as of October 29, 1994 were $2.3 million less than planned earnings resulting in additional borrowings against the Revolving Credit Facility. The reduced earnings reflect primarily the reduced gross margin percentage experienced by the Company because of its planned promotional activity to recapture the Company's share of the market. Also, the business plan anticipated that certain life insurance premiums would be paid out of the policies' cash surrender values. Due to the Chapter 11 proceedings, however, the insurance company did not allow the Company to use the cash surrender value to pay these premiums. This resulted in additional borrowings under the Revolving Credit Facility and an increase in current liabilities totaling $630,000, with a corresponding increase  in  the cash  surrender  value  of the  life  insurance policies. The cash surrender value of the life insurance policies is classified on the Balance Sheet as a noncurrent asset.

               The Company requested and has received a waiver from Foothill Capital Corporation for the Current Ratio covenant fluctuation for the fiscal quarter ended October 29, 1994. The Company's management believes that the Current Ratio will be in compliance with the terms of the Revolving Credit Facility at the end of the fourth quarter ending January 29, 1995.

               The Company's cash balance at October 29, 1994 was $2.6 million compared to $23.7 million at October 30, 1993. The Company believes that the cash balances along with the Revolving Credit Facility are adequate to fund its operations. Cash balances have decreased since the third quarter of Fiscal 1994 primarily because of payments to creditors pursuant to the Plan of Reorganization. Merchandise inventories were $74.0 million at October 29, 1994 compared to $74.1 million at October 30, 1993. The Company's inventory levels were $4.6 million more than plan due to the planned acceleration of inventory receipts to improve its in-stock position and insure the availability of certain hard to get merchandise.

               Current liabilities at October 29, 1994 were $58.3 million compared with $21.9 million at October 30, 1993. This increase in current liabilities is due to increased accounts payable resulting from more favorable vendor credit terms, the reclassification of the current portion of capitalized lease obligations from liabilities subject to compromise to current liabilities and the increase in notes payable due to borrowings against the Revolving Credit Facility.

                  Since the filing of the Chapter 11 Proceeding, the Company's vendor credit lines have continued to improve and have reached the most favorable levels experienced by the Company since November 1992. Management believes the Revolving Credit Facility, together with the cash from operations and vendor credit, should be adequate to cover working capital requirements and permitted capital expenditures. The Company's ability to
          continue  as a  going concern  is dependent,  in   part,  on
          the  Company's  ability   to  obtain merchandise on a  timely basis
          from vendors  on acceptable credit terms.

               In addition to cash used for operations, approximately $409,000 was also used for capital expenditures
          during the first  nine  months of  Fiscal  1995.   The
          Company  anticipates capital expenditures  for  Fiscal  1995
          primarily  for  normal  facility maintenance   and   various
          projects   to   improve  management information systems.

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

               On November 10, 1993, the Company filed a modified Plan of Reorganization (the "Plan") with the United States Bankruptcy Court for the Middle District of North Carolina. The Plan was approved by the Company's creditors and shareholders in December, 1993, and was confirmed by the Bankruptcy Court by order entered on December 20, 1993. On April 29, 1994, the Company substantially consummated its Plan of Reorganization by making payments to creditors in accordance with the Plan and distributing stock for the benefit of certain unsecured creditors.


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


          Date:  December 15, 1994