Form 10-Q/A
period 1994-07-30
BRENDLES INC
filed 1995-03-15
CIK 791851

FORM 10-Q/A
                  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

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

    Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

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


                                    BRENDLE'S INCORPORATED
                                    (Registrant)
                                    (David R. Renegar signature appears here)
                                    David R. Renegar
                                    Vice President and
                                       Chief Financial Officer

Date: March 15, 1995

                          EXHIBIT INDEX

   Any document referred to below as being incorporated by reference is so incorporated to the files of the Securities and Exchange Commission, Washington, DC 20549. The term "Company" herein refers to Brendle's Incorporated.

                                                          Number in
Exhibit Number per                                        Sequential
Item 601 of                                               Numbering
Regulation S-K          Description of Exhibit*           System

27                      Financial Data Schedule