Form 10-K
period 1995-01-28
BRENDLES INC
filed 1995-04-27
CIK 791851

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

           For the fiscal year ended January 28, 1995.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee
      Required)

                 For the transition period from     to

                     Commission file number 0-14628

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

                  State  the  aggregate  market  value  of  the  voting
            stock held by non- affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within sixty (60) days prior to the date of filing:
            $3,265,953 based on the average of the high and low sales prices as of April 10, 1995, of the Registrant's Common Stock (which is the Registrant's only outstanding class of voting equity security) on the National Association of Securities Dealers Automated Quotation System for National Market Issues. The foregoing market value excludes the dollar amount attributable to 6,226,811 shares of the Registrant's Common Stock held by certain executive officers and directors of the Registrant. A determination of "affiliate" status for a particular individual for the purpose of providing information in response to the foregoing inquiry shall not be deemed a determination of "affiliate" status for any other purpose.

                  Indicate  by  check  mark whether the registrant has
            filed all documents and reports required to be filed by
            Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

            Yes    X                No

                  Indicate  the  number  of shares outstanding of each
            of the registrant's classes of common stock, as of the latest practicable date.

                                                  Number outstanding at
               Class                                 April 10, 1995

           Common Stock, $1.00 Par Value
             Per Share. . . . . . . . . . . . .         12,758,717



            Documents  Incorporated  by  Reference:      A part of the
            Registrant's Annual Report to Security Holders for the fiscal year ended January 28, 1995, pursuant to Rule 14a-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is incorporated by reference into Part I, Part II and Part IV of this Annual Report on Form 10-K. A part of the Registrant's definitive Proxy Statement for the Annual Meeting of the Registrant's shareholders for the fiscal year ended January 28, 1995, filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Exchange Act is incorporated by reference into Part III of this Annual Report on Form 10-K.

            Part I

            Item 1. Business

            Description and Development of Business

            General

                  Brendle's  Incorporated  (the "Company") and its
            subsidiaries originated in 1919 as a rural supply company, and the parent company was incorporated in 1947 in North
            Carolina.    As  of January 28, 1995, the Company operated
            30 retail stores in North Carolina, South Carolina, Virginia, and Tennessee offering, for the most part, nationally advertised, brand-name merchandise at everyday
            low  prices.    The  operation  of these stores constitutes
            the sole industry segment in which the Registrant operates and the above-named southeastern states encompass its sole geographic area of operation. The Registrant's stores, operating under the name "Brendle's," are merchandised as if they were a group of specialty
            stores under one roof, and offer in-depth lines   of
            jewelry, consumer electronics, small appliances, photographic equipment, sporting goods, toys, gifts,
            house-wares, juvenile items, silver, crystal,   lamps,
            clocks,  and  other  miscellaneous  products.    All  sales
            operations are the Registrant's and there are no leased department sales. On April 29, 1994, Brendle's Stores, Inc., the Company's wholly-owned operating subsidiary, was merged into the Company. See "Holding Company Status."

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

                  The  Registrant  monitors  its inventory and sales,
            both by store and by item,   at  cost,  on  a  daily  basis
            through its computerized management information system consisting of a central computer, point-of-sale terminals, and administrative terminals. The Company commenced implementation of a new computerized management information system in Fiscal 1995 which is expected to be fully operational by the end of the current fiscal year. The new system has more powerful reporting capabilities and will allow management to better monitor sales, inventory levels, accounting data and trends in the Company's
            performance.   Specific item data captured at point-of-sale
            using bar code and price look-up technology allows the Registrant's merchandising staff to monitor sales and inventory levels by reference to each inventory item's own stock-keeping number, thus enabling prompt response to rapidly selling or out- of-stock items. A typical store carries approximately 15,000 different types of inventory and is designed to direct customer attention and traffic to higher profit margin products such as jewelry and gifts.

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

                  Management  of  the  Company  explored  various
            alternatives to the cash management crisis it faced, including discussions with its primary lenders regarding modification to its then existing Loan Agreements. After careful consideration of all their alternatives on November 12, 1992, management of the Company and its Board of Directors determined that in order to give the Company the time that it needed to implement its strategic turnaround plan, it was in the best interest of its shareholders, employees, and customers to seek protection under Chapter 11 of the United States Bankruptcy Code.

                               Ten  days  later, on November 22, 1992,
            the Company and its then wholly-owned principal operating subsidiary, Brendle's Stores, Inc. ("BSI"), initiated Chapter 11 reorganization proceedings by filing petitions with the United States Bankruptcy Court (the "Bankruptcy Court") for the Middle District of North Carolina (the "Chapter 11 Proceeding").


            Significant Post-Petition Events

                  Subsequent to the filing of the voluntary petitions,
            the Company and BSI sought and obtained numerous orders from the Bankruptcy Court which were intended to
            stabilize  its  business.   These orders included, among
            others, orders (i) authorizing the Company and BSI to operate its cash management system substantially as it was operated prior to the filing; (ii) approving a Vendor Assurance Facility giving post-petition trade vendors a super priority lien on inventory; (iii) approving the assumption of certain credit card arrangements for the processing of credit card purchases, including Discover, Mastercard, Visa, and Brendle's credit cards; (iv) authorizing certain pre- petition customer claims including layaway and special order purchases; (v) authorizing the Company and BSI to honor certain pre-petition wages and benefits owing to its active employees; (vi) approving a plan to pay the Company and BSI's qualifying vendors reclamation claims; (vii) authorizing Brendle's to return defective merchandise to its vendors for pre-petition credit; (viii) approving a $25 million post-petition line of credit from The CIT
            Group/Business  Credit,  Inc.   See also "Item 3 - Legal
            Proceedings" for additional information regarding the Chapter 11 Proceedings.

                  Following  the  date  the  Chapter  11 proceeding was
            filed, the Company worked diligently to develop a Joint Plan of Reorganization (the "Plan") which would set forth the payment terms to creditors and provide for other organizational and operational changes of the reorganized Company. A Plan and D i sclosure Statement were submitted  to  the  Bankruptcy  Court,  and  on November
            10,  1993,  a  hearing  was  held  resulting  in the
            approval of the Disclosure  Statement.    The  Plan  was
            then  voted  on  and accepted by the creditors  and
            stockholders.    An  Order  confirming the Plan was entered
            on December 20, 1993, for the Company and on December 23, 1993, for BSI. A Notice of Appeal of the Order confirming the Plan was filed on December 28, 1993 by three individual creditors and certain retiree claimants. The appeal was subsequently dismissed pursuant to agreements reached with the appellants.

                  The  Plan developed by the Company and confirmed by
            the Bankruptcy Court generally provided for the full payment of all claims of The CIT Group/Business Credit, Inc., the Company's debtor-in-possession lender, and all allowed secured claims, priority claims and administrative claims (as those claims were defined in
            the  Plan).   The Plan further provided that general
            unsecured creditors could elect to receive either (i) a cash payment equal in amount to fifty-two percent (52%) of the amount of their allowed unsecured claim, or (ii) a Reorganization Note equal to eighty percent (80%) of their allowed unsecured claims. The Reorganization Notes, which were dated as of April 30, 1994, bear interest at the rate of eight percent (8%) per annum and are payable over a ten (10)-year term. For the first two (2) years, the Reorganization Notes accrue interest only, and no payments are to be made to Reorganization Note holders. At the end of two (2) years, the principal amount of the Reorganization Note, plus accrued but unpaid interest, shall be capitalized, and during the third year, interest on the capitalized principal balance shall be paid
            semi-annually.    Thereafter, interest on the unpaid
            principal balance shall be due and payable semi-annually. Annual principal payments will be made at the end of years four (4) through ten (10) in their respective amounts as follows: 11%, 12%, 13%, 14.1%, 15.3%, 16.6%, and 18%. The
            Reorganization Notes also include standard default provisions. The creditors were solicited to make their election in November, 1993, and over 99% of the creditors, representing approximately $85 million in unsecured obligations, elected to receive the cash
            payment, with less than 1% of the creditors,   representing
            approximately $160,000 in unsecured obligations electing to receive the Reorganization Notes.

                  In  addition  to  the  items  set  forth  above,  all
            general unsecured creditors    received,  with  respect  to
            their allowed claims, a pro rata distribution of stock in the Company, which, in the aggregate, constitutes thirty-five percent (35%) of the outstanding stock of the Company at April 29, 1994, the date the Plan of Reorganization was substantially consummated. As of April 10, 1995, the Company has outstanding 12,758,717 shares of Common Stock, which includes 4,469,201 shares of Common Stock that was issued for the benefit of the unsecured creditors pursuant to the Plan of Reorganization. The stock was initially issued to Arnold Zahn of Zahn & Associates, Inc., as Escrow Agent for the unsecured creditors,
            pending the resolution of certain disputed  claims.    As of
            the date of this report, 4,112,000 shares have been distributed to creditors and the remaining shares are expected to be distributed during the current fiscal year.

                  The  Plan further provided that certain of the
            Company's creditors would have a right to appoint two (2) directors to serve on the Company's Board of Directors for a period of one (1) year following substantial consummation. The creditors appointed Robert R. Dunn and John A. Northen to serve as members of the Company's
            Board of Directors for a period of one year. Information regarding these directors is set forth in the Company's Proxy Statement being used in connection with its Annual
            Meeting of Shareholders to be held June 1, 1995.    Both  of
            these directors are nominees for election to the Board of Directors for the upcoming year, although the Plan of Reorganization does not require the Company to afford such right to creditors. The Nominating Committee of the Board of Directors believes that these individuals have made a valuable contribution to the Company and that the Company will benefit from their continued service as Directors.

                  The  Plan  also contained certain default provisions,
            which, among other things, provided that if the cash distributions contemplated by the Plan were not made on or before April 30, 1994, an entity described in the Plan as the Creditor Management Committee would take over management of the Company and would be vested with the powers and authorities of a Chapter 11 Trustee and the Board of Directors. The Company achieved substantial consummation of this Plan of Reorganization on April 29, 1994, and has made
                                          6
            its required payments to creditors under the terms of the Plan. See "Item 3. Legal Proceedings."

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

                  During  the  fiscal  year  ended  January  28, 1995
            ("Fiscal 1995"), the Company paid approximately $504,000 in rent for its distribution center space and management believes that leased space will be adequate for its warehousing needs during the upcoming year.


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

                  As  a component of the Company's substantial
            consummation of its Plan of Reorganization, Brendle's Stores, Inc. was merged into the Company effective as of April 29, 1994. Management of the Company believes that this merger will help to streamline its operations and that the benefits once available to the Company through the holding company structure no longer provided the Company with sufficient operational efficiencies to justify the expense of retaining the previous corporate structure.


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


            Revenues, Profits, Assets, Working Capital and Other
            Financial Items

                  For  information  relating  to  changes  in  revenues,
            profits, assets, working capital and its components and other financial information, reference is made to Management's Discussion and Analysis appearing in the Company's 1994-1995 Annual Report and incorporated herein by reference and to the Company's financial statements and the related notes thereto which appear in such Annual Report.


            Customers

                  No material part of the business of the Company is
            dependent on a single customer or a limited number of customers or a group of commonly controlled or affiliated
            customers.    No purchases by any such customer or group
            comprised ten percent or more of the total revenues of the Company for the fiscal year ended January 28, 1995.


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


            Employees

                  As  of  January  28, 1995, the Company had
            approximately 1580 employees. The Company considers its relations with its employees to be satisfactory.


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


                                               All  Positions and Offices with Periods of
                                               Service,  and business experience for last
                                               five years (1)
             Name                        Age

            Douglas D. Brendle            66   Chairman  of  the Board of Directors
                                               of  the  Registrant  from  February,
                                               1 9 8 6  to  February,  1995;  Chief
                                               Executive  Officer  and President of
                                               the  Company  from  April,  1993  to
                                               February,  1995; Member of Office of
                                               Chief  Executive,  January 15, 1992,
                                               to  June  2,  1992;  Chief Executive
                                               O f ficer  of  the  Registrant  from
                                               November, 1984, to January 15, 1992;
                                               and  from  November,  1984, to July,
                                               1989,  he served as President of the
                                               Registrant.

            Joseph M. McLeish, Jr.  46          President  and  Chief Executive Officer of
                                                t h e  Registrant  since  February,  1995;
                                                President  of  Merchandisers  Association,
                                                Inc. from January, 1992 to February, 1995;
                                                Executive    Director   of   Merchandisers
                                                Association,  Inc.  from February, 1991 to
                                                December,  1991;  Vice  President of David
                                                Weis   Wholesale   Jewelers,   Inc.   from
                                                January, 1980 to February, 1991.

            William  V. Grady       48          Senior  Vice  President  of  Marketing  -
                                                Advertising  and  Store  Operations of the
                                                Registrant since


                                                December, 1992.  National
                                                Director  of  Field  Marketing for General
                                                Electric    Capital    Corporation    from
                                                February,   1988,   to   December,   1992.
                                                Previously  Mr.  Grady  was Operating Vice
                                                President of Marketing and Sales Promotion
                                                for Service Merchandise.  Prior to Service
                                                Merchandise, Mr. Grady retired from Lowe's
                                                Companies,  Inc.,  holding  a  variety  of
                                                positions over 19 years.

            David R. Renegar        43          Vice President and Chief Financial Officer
                                                of  the  Registrant  since February, 1992.
                                                Treasurer  of  the Registrant since April,
                                                1990;  Secretary  and  Controller  of  the
                                                Registrant since February, 1986.

            Gregory S. Stegall      43          Senior Vice President of Merchandise
                                                for   the  Registrant  since  April,
                                                1995;   Vice  President  of  Jewelry
                                                Merchandising   for  the  Registrant
                                                from  August,  1994  to March, 1995;
                                                Divisional  Vice President - Jewelry
                                                for  the  Registrant from July, 1989
                                                to August, 1994.


            (1) Each executive officer of the Company held the identical offices held at such time (if any) with Brendle's Stores Inc., previously a wholly owned subsidiary of the Company which was merged into the Company effective April 29, 1994. Brendle's Stores, Inc.
            previously owned the substantial part of the operating assets of the Company.

            (2)   Everett  V.  Purdy  served  as  the  Company's  Sr.
            Vice President of Merchandising from July, 1994 to March, 1995 when he resigned his position with the Company.

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

                  Set  forth  below  is  a  list  of  all  the
            Company's stores open on January 28, 1995, the cities in which the stores are located, the year in which the stores were first opened in that city, and their present approximate square footage, separately indicating both selling space and warehouse (storage) space at each
            store.   Certain stores have changed or may change locations
            within a given city.

            Year of                             Approximate       Approximate
            Store Open-                         Selling Area      Warehouse      Total
            ing in                              Square            Square         Square
            City        Location                Footage           Footage        Footage
            1967   (1)  Elkin, NC                26,260            15,463        41,723
            1968   (2)  Winston-Salem, NC        25,000            35,000        60,000
            1971   (3)  Hickory, NC              24,000            38,000        62,000
            1972   (4)  Greensboro, NC           28,500            21,852        50,352
            1974   (5)  Chapel Hill, NC          32,067            27,933        60,000
            1976   (6)  Asheville, NC            33,000            37,000        70,000
            1977   (7)  Kingsport, TN            23,100            14,700        37,800
            1978   (8)  Concord, NC              30,277             7,881        38,158
            1978   (9)  Raleigh, NC              32,067            27,933        60,000
            1978  (10)  Winston-Salem, NC        20,000             7,000        27,000
            1980  (11)  Burlington, NC           35,000            25,000        60,000
            1982  (12)  Wilson, NC               30,993            29,007        60,000
            1982  (13)  Myrtle Beach, SC         30,993            29,007        60,000
            1982  (14)  Raleigh, NC              28,700            35,300        64,000
            1982  (15)  Greensboro, NC           32,000            31,747        63,747
            1983  (16)  Jacksonville, NC         23,000            29,471        52,471
            1983  (17)  Roanoke, VA              31,971            11,657        43,628
            1985  (18)  Boone, NC                30,000            27,000        57,000
            1985  (19)  Kinston, NC              28,516            33,024        61,540
            1985  (20)  Roanoke Rapids, NC       30,000            21,000        51,000
            1985  (21)  Salisbury, NC            28,779            15,221        44,000
            1985  (22)  Anderson, SC             20,000            20,000        40,000
            1985  (23)  Spartanburg, SC          20,000            25,000        45,000
            1985  (24)  Florence, SC             28,084            11,916        40,000
            1986  (25)  Enka/Candler, NC         27,263            32,612        59,875
            1987  (26)  Wilmington, NC           28,993            21,007        50,000
            1988  (27)  Greenville, NC           28,993            21,007        50,000
            1989  (28)  Christiansburg, VA       28,912            11,088        40,000
            1989  (29)  New Bern, NC             24,241             5,759        30,000
            1990  (30)  Fayetteville, NC         23,843            10,469        34,312

            TOTAL FOR 30 OPEN STORES            834,552           679,054     1,513,606


                  The  Company owned in fee two of these stores, one
            each in Salisbury and Enka,  North  Carolina.   These stores
            are not pledged or encumbered under the terms of the Company's credit facility with Foothills Capital Corporation; however, they may at some future date
            become additional collateral for the loan.    See
            "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity." Thirteen (13) of these stores are leased from affiliates of the Registrant, and the remaining fifteen (15) stores are leased from third parties.

                  For  a  discussion  of  capital  and operating lease
            commitments for the Company's   store, equipment and
            corporate headquarters facility, reference is made in Notes to Consolidated Financial Statements, which discussion is incorporated herein by reference.

                  Leases  on stores closed during Fiscal 1994 were
            rejected or assumed and assigned to third parties pursuant to Bankruptcy Court orders.


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

                  Plan of Reorganization - Procedures

                        For 120 days after the date of the filing of the
                  voluntary Chapter 11 petition (or such larger period as the Bankruptcy Court may allow), the debtor-in-possession has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court. If the debtor-in- possession files a plan of reorganization during the 120-day exclusivity period (or such longer period as the Bankruptcy Court may allow), no other party may file a plan of reorganization until 180 days after the date of filing of the Chapter 11 petition, during which period the debtor-in-possession has the exclusive right to solicit acceptances of the plan.
                  If a Chapter 11 debtor fails to file its plan during the 120- day exclusivity period, or such additional time period ordered by the Bankruptcy Court or after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including the debtor, a creditor, an equity security holder, or a committee of creditors or equity security holders may file a plan of reorganization for such Chapter 11 debtor.

                        Given  the magnitude of the Company's operations
                  and the number of interested parties possessing claims that have to be resolved in the Chapter 11 Proceeding, the plan formulation process was very complex. Accordingly, the Company and BSI were granted an extension of the exclusivity period to September 21, 1993. A plan of reorganization was filed by the Company on that date and was subsequently amended on November 10, 1993. A hearing on the confirmation of the Company's Plan of Reorganization was held on December 14, 1993, and an Order approving the Plan was entered on December 20, 1993, for the Company, and on December 23, 1993, for BSI. The Plan that was developed by the Company and was confirmed by the Bankruptcy Court provided for the full payment of all claims of The CIT Group/Business Credit, Inc., the Company's debtor-in-possession lender, and all allowed secured claims, priority claims, and administrative claims (as those claims are defined in the Plan). The Plan further provided that general unsecured creditors could elect to receive either (i) a cash payment equal in amount to fifty-two percent (52%) of the amount of their unsecured claim, or (ii) a Reorganization Note equal to eighty percent
                  (80%) of their allowed unsecured  claims.    The
                  Reorganization Notes, which were dated as of April 30, 1994, bear interest at the rate of eight percent (8%) per annum and will be payable over a ten
                  (10)-year term. For the first two (2) years, the Reorganization Notes accrue interest only, and no payments will be made to Reorganization Note holders. At the end of two (2) years, the principal amount of the Reorganization Note, plus accrued but unpaid interest, shall be capitalized, and during the third year, interest on the capitalized principal balance shall be payable semi- annually. Thereafter, interest on the unpaid principal balance shall be due and payable semi-annually. Annual principal payments will be made at the end of years four (4) through ten (10) in their respective amounts as follows: 11%, 12%, 13%, 14.1%, 15.3%, 16.6%, and 18%.
                  The Reorganization Notes also include standard default provisions. The creditors were solicited to make their election in November, 1994, and over 99% of the creditors, representing approximately $85 million in unsecured obligations, elected to receive the cash payment, with less than 1% of the creditors, representing approximately $160,000 in unsecured obligations, electing to receive the Reorganization Notes.

                        In  addition  to  the items set forth above, all
                  general unsecured creditors have received, with respect to their allowed claims, a pro rata distribution of stock in the Company, which, in the aggregate, will constitute thirty-five percent
                  (35%)  of the outstanding stock of the Company.    As
                  of  the date of this report, the Company has
                  outstanding 12,758,717 shares of common stock, which includes 4,469,201 shares of common stock that were issued for the benefit of the unsecured
                  creditors.    The  stock  was  initially issued to
                  Arnold Zahn of Zahn & Associates, Inc., as Escrow Agent for the unsecured creditors, pending the
                  resolution  of  certain  disputed  claims.   As of the
                  date of this report, 4,112,000 shares have been distributed to creditors and the remaining shares are expected to be distributed during the current fiscal year.

                        The  Plan further provides that certain of the
                  Company's creditors have  a  right  to  appoint  two
                  (2) directors to serve on the Company's Board of Directors for a period of one year following
                  substantial consummation.    The creditors have
                  appointed Robert R. Dunn and John A. Northen to serve as directors on the Company's Board of Directors. Information regarding these directors is set forth under Item 10 hereof entitled "Directors and Executive Officers of the Registrant."

                        The  Plan  also contained certain default
                  provisions, which, among other things, provided that if the cash distributions contemplated by the Plan were not made on or before April 30, 1994, an entity described in the Plan as the Creditor Management Committee would take over management of the Company and would be vested with the powers and authorities of a Chapter 11 Trustee and the Board of Directors. The Company achieved substantial consummation of this Plan of Reorganization on April 29, 1994 and has made its required payments to creditors under the terms of the Plan.

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

            Part II

            Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

                  The  Company's  Common  Stock  is  traded  on the
            NASDAQ National Market system under the symbol BRDL. At January 28, 1995, there were approximately 2585 shareholders of record. The Company has not declared any cash dividends since January 31, 1983. The current policy of the Board of Directors is to retain earnings in
            order  to  help   finance the Company's business.  Other
            information required by Item 5 of Form 10-K appears under the heading "Market and Dividend Information" on page 28 of the Registrants 1994-1995 Annual Report to Shareholders and is incorporated herein by reference.


            ITEM 6.  Selected Financial Data.

                  The  information  required  by  Item  6  of Form 10-K
            appears under the heading "Selected Financial Data" on page 3 of the Registrant's 1994-1995 Annual Report to Shareholders and is incorporated herein by reference.


            Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The  information  required  by  Item  7  of Form 10-K
            appears under the heading "Management's Discussion and Analysis" on pages 4 through 7 of the Registrant's
            1994-1995 Annual Report to Shareholders and is incorporated herein by reference.

            Item 8.  Financial Statements and Supplementary Data.

                  The consolidated financial statements of the
            Registrant and the related notes (including unaudited quarterly data), together with the report thereon of Price Waterhouse LLP, dated March 17, 1995, appearing on pages 8 through 26 of the Registrant's 1994-1995 Annual Report to Shareholders are incorporated herein by reference.


            Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  No  such  changes  in  accountants  or  disagreements
            on accounting or financial disclosure occurred in Fiscal
            1995.

            Part III

            Item 10.  Directors and Executive Officers of the
            Registrant.

                  With  respect  to  the  directors  of  the
            Registrant, the information required by Item 10 of Form 10-K appears on pages 5 through 7 of the Registrant's 1995 Annual Meeting Proxy Statement and is incorporated herein by reference.


            Item 11.  Executive Compensation.

                  The  information  required  by  Item 11 of Form 10-K
            appears on pages 8 through 18 of the Registrant's 1995 Annual Meeting Proxy Statement and is incorporated herein by reference.


            Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  The  information  required  by  Item 12 of Form 10-K
            appears on pages 2 through 4 and pages 5 through 8 of the Registrant's 1995 Annual Meeting Proxy Statement and is incorporated herein by reference.


            Item 13.  Certain Relationships and Related Transactions.

                  The  information  required  by Item 13 of Form 10-K
            appears on pages 19 through 21 of Registrant's 1995 Annual Meeting Proxy Statement and is incorporated herein by reference.

            Part IV

            Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.


                 (a) The following documents are filed as part of this report:

                       (1) Financial Statements:                                Page in
                                                                               1994-1995
                                                                             Annual Report*

                           Report of Independent Accountants                       27

                           Consolidated Balance Sheets at
                           January 28, 1995 and January 29, 1994                    8

                           Consolidated Statements of Income
                           for the three years ended January 28, 1995               9

                           Consolidated Statements of Shareholders' Equity
                           for the three years ended January 28, 1995              10

                           Consolidated Statements of Cash Flows
                           for the three years ended January 28, 1995              11

                           Notes to Consolidated Financial Statements              12

                           *Incorporated by Reference from the indicated
                            pages of the Registrant's 1995 Report to Shareholders.


                   (b) The Company did not file any reports on Form 8-K during the fiscal year ended January 28, 1995.

                   (c) See the Exhibit Index attached hereto for reference to the required exhibits to this report.

                   (d)     All required financial statements and
            schedules are filed herewith.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BRENDLE'S INCORPORATED
                                                (Registrant)


Date:  April 18, 1995          By:Joseph M. McLeish, Jr. /s/
                                  Joseph M. McLeish, Jr.
                                  President and Chief Executive Officer

                                   SIGNATURES

                   Pursuant  to  the  requirements  of  the Securities
            Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Date:  April 27, 1995      Douglas D. Brendle /s/
                                       Director and Chairman Emeritus


            Date: April 27, 1995       S. Floyd Brendle /s/
                                       S. Floyd Brendle,*
                                       Director

            Date: April 27, 1995       William F. Cosby /s/
                                       William F. Cosby,*
                                       Director

            Date:  April 27, 1995      Thomas H. Davis /s/
                                       Thomas H. Davis,*
                                       Director

            Date:  April 27, 1995      Robert R. Dunn /s/
                                       Robert R. Dunn,*
                                       Director

            Date:  April 27, 1995      James B. Edwards /s/
                                       James B. Edwards,*
                                       Director

            Date:  April 27, 1995      John D. Gray /s/
                                       John D. Gray,*
                                       Director

            Date:  April 27, 1995      John A. Northen /s/
                                       John A. Northen, *
                                       Director


            Date:  April 27, 1995      Patty Brendle Redway /s/
                                       Patty Brendle Redway,*
                                       Director

            Date:  April 27, 1995      David R. Renegar /s/
                                       David R. Renegar,
                                       Chief Financial Officer
                                       (principal accounting officer) *

            * Executed pursuant to Power of Attorney included with this report as an Exhibit.
                                       20

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

     3.1 The Company's Restated charter, as amended by: (1) Articles of Amendment dated May 13, 1986, and (2) Articles of Amendment dated June 3, 1988 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1988)

     3.2 The Company's By-Laws, as amended on April 20, 1994 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994)

     3.3 Articles of Amendment amending the Company's Articles of Incorporation effective April 27, 1994 (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994)

     3.4 Articles and Plan of Merger providing for the merger of Brendle's Stores, Inc. into the Company effective April 29, 1994 (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994)

     4 Instruments defining the rights of security holders, including indentures: Not Applicable.
                    (See the Company's Restated Charter, as amended, incorporated by reference to Exhibit 3.1 above, and the Company's By-Laws, as amended, incorporated by reference to Exhibit 3.2 above)

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

     10.8 Hold Harmless Agreement between the Company and Thomas H. Davis (incorporated by reference to
                    Exhibit 10.14 to the Company's report on form 10-K for the fiscal year ended January 31, 1988)

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

     10.22 Triple Net Lease between Brenco and the Company dated October 1, 1985 re: Store #2, Winston-Salem, NC (incorporated by reference to Exhibit
                    10.20 to the Company's Registration Statement on Form S-1 dated April 11, 1986)

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

     10.32 Shopping Center Store-Space Lease between Brenco and the Company dated October 1, 1985 re: Store #17, Greensboro, NC (incorporated by reference to
                    Exhibit 10.30 to the Company's Registration
                    Statement on Form S-1 dated April 11, 1986)

     10.33 Triple Net Lease between Brenco and the Company dated October 1, 1985 re: Store #23, Boone, NC (incorporated by reference to
                                          -6-

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

     10.59 Lease Agreement effective February 1, 1994 between the Company and P.B. Realty, Inc. for the lease of distribution center space (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994)

     10.60 Loan and Security Agreement between the Company and Foothill Capital Corporation dated April 21, 1994 (incorporated by reference to Exhibit 10.60 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994)

     10.61          Employment Agreement between the Company and
                    Everett V. Purdy dated July 25, 1994.
                                      -10-

     10.62          Employment Agreement between the Company and David
                    R. Renegar dated August 1, 1994.

     10.63          Employment Agreement between the Company and
                    Gregory S. Stegall dated August 1, 1994.

     10.64 Retirement and Consulting Agreement between the Company and Douglas D. Brendle dated March 1,
                    1995.

     10.65          Employment Agreement between the Company and
                    Joseph M. McLeish, Jr. dated February 27, 1995.

     10.66 Employment Severance Agreement between the Company and Everett V. Purdy dated March 31, 1995.

     10.67 Stock Option Grant Agreement between the Company and Joseph M. McLeish, Jr. dated February 27,
                    1995.

     10.68          Form of Three-Year Vesting Stock Option Grant
                    Agreement under the Company's 1990 Stock Option
                    Plan.

     10.69          Form of Three-Year Vesting Stock Option Grant
                    Agreement under the Company's 1986 Incentive Stock Option Plan.

     10.70          Form of Two-Year Vesting Stock Option Grant
                    Agreement for the Company's 1986 Incentive Stock
                    Option Plan.

     11 Statement regarding computation of per share earnings: no statement setting forth the computation of per share earnings has been made since the computation can be clearly determined from material contained in this report, including the consolidated financial statements and related notes, with particular reference to Note 1 thereto.

     12             Statement regarding computation of ratios:  Not
                    Applicable
                                       -11-

     16             Letter regarding change in certifying accountants:
                    Not Applicable

     18             Letter regarding change in accounting principles:
                    Not Applicable

     19             Previously unfiled documents:  Not Applicable

     22             Subsidiaries of the Company:  Not Applicable

     23 Published report regarding matters submitted to vote of security holders: Not Applicable

     24             Consent of Price Waterhouse LLP

     25             Powers of Attorney

     28             Additional Exhibits:  Not Applicable

     29 Information from reports furnished to state insurance regulatory authorities: Not Applicable


*The Company's Registration Statement on Form S-1 dated April 11, 1986 to which certain documents are incorporated by reference herein is Registration No. 33-4774.