Form 10-Q
period 1995-04-29
BRENDLES INC
filed 1995-06-02
CIK 791851

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D. C.  20549

(Mark One)

[x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 1995.

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


From the transition period from_____________   to ___________________

___________________________________________________________________

Commission file  number__  33-13622_________________________________

___________________________________________________________________

                       BRENDLE'S INCORPORATED

       Elkin, North Carolina                 56-0497852
  (State or other jurisdiction of       (I.R.S. Employer
  incorporation or organization)        Identification No.)

    1919 North Bridge Street, Elkin, North Carolina  28621

                        (910) 526-5600
      (Registrant's telephone number, including area code)

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

As  of June 1, 1995, there were 12,758,717 shares of the issuer's
Common Stock outstanding.

                      PART I. FINANCIAL INFORMATION

                      Item 1. Financial Statements

                         BRENDLE'S INCORORATED

                   Consolidated Statement of Income

                           (Unaudited)

                (In thousands except per share data)


                                                     Three Months Ended
                                                    Apr. 29,      Apr. 30,
                                                      1995          1994
Net Sales                                           $23,920       $25,946
Other income                                            233            31
Total revenue                                        24,153        25,977

Cost and expenses:
   Cost of merchandise sold                          16,977        18,808
   Selling, operating and
     administrative expenses                          9,481         9,532
   Depreciation and amortization                        864           879
   Interest expense:
     Capitalized leases                                  51           111
     Other                                              625           241
   Provision for restructuring                           --           246
                                                     27,998        29,817

Loss before and provision for income taxes
   and extraordinary item                            (3,845)       (3,840)
Provision for income taxes                               --            --
Loss before extraordinary item                       (3,845)       (3,840)
Extraordinary item - gain from debt forgiveness          --       (28,673)
Net income (loss)                                   $(3,845)     $ 24,833
Weighted average shares outstanding                  12,759         8,398
Net income (loss) per share                         $ (0.30)     $   2.96

                       BRENDLE'S INCORPORATED

                      Consolidated Balance Sheet
                             (Unaudited)
                  (In thousands except per share data)

                                                        Apr. 29,   January 28,    Apr. 30,
                                                          1995        1995          1994
Assets
Current Assets:
   Cash and temporary cash investments                    $ 2,457      $ 1,781      $12,886
   Accounts receivable                                        898          971        1,420
   Merchandise inventories                                 54,045       48,451       55,878
   Other current assets                                     1,533        1,361        1,531
     Total current assets                                  58,933       52,564       71,715

Property and equipment, less accumulated
   depreciation and amortization                            8,224        8,776       10,937
Other assets                                                  853          788          585
                                                          $68,010      $62,128      $83,237

Liabilities and Shareholders' Equity
Current liabilities:
   Revolving credit facility                              $20,352      $15,368      $   --
   Accounts Payable
     Trade                                                  8,078        4,192        8,422
     Outstanding Checks (Note #5)                           2,215        1,053       23,244
   Current portion of capitalized lease obligations           848        1,241        1,579
   Current portion of restructuring reserve                   426          445          509
   Other accrued liabilities                                3,132        2,759        3,505
     Total current liabilities                             35,051       25,058       37,259

Reorganization notes                                          387          403          332
Capitalied lease obligations, less current portion            407          449        2,603
Other liabilities                                           1,124        1,332          456
Other deferred credit                                         529          529          219
     Total long-term liabilities                            2,447        2,713        3,610

Liabilities subject to compromise (Note #6)                    --           --        4,812

   Total Liabilities                                       37,498       27,771       45,681

Shareholders' equity:
   Common stock, $1 par value, 20,000,000
     shares authorized, 12,758,717, 12,758,717
     and 12,769,145 shares issued                          12,759       12,759       12,769
   Capital in excess of par value                          20,896       20,896       20,905
   Retained earnings (deficit)                             (3,143)         702        3,882

Total shareholders' equity                                 30,512       34,357       37,556
                                                          $60,010      $62,128      $82,237

                           BRENDLE'S INCORPORATED

                      Consolidated Statement of Cash Flows

                                 (Unaudited)
                               (In thousands)

                                                          Three Months Ended
                                                         Apr. 29,      Apr. 30,
                                                           1995          1994
Operating activities:
   Net income (loss)                                     $(3,845)      $24,833
     Items not requiring (providing) cash:
     Depreciation and amortization                           864           879
     Extraordinary item- gain from debt forgiveness           --       (28,673)

Changes in assets and liabilities:
   Accounts receivable                                        73            60
   Merchandise inventories                                (5,594)       (1,745)
   Other current assets                                     (172)         (561)
   Accounts payable and accrued liabilities                4,240         6,082

   Cash provided (used) by operating activities           (4,434)          875

Investing Activities:
   Additions to property and equipment                      (312)         (113)
   Retirements of property and equipment                      --         4,064
   Addition in other assets                                  (65)         (146)

   Cash provided (used) by investing activities             (377)        3,805

Financing Activities:
   Decrease in liabilities subject to compromise              --       (50,344)
   Outstanding checks                                      1,162        23,244
   Increase in long-term liabilities                        (224)          675
   Increase in reorganization notes                           --           332
   Decrease in capitalized lease obligations                (435)         (475)
   Borrowings on revolving credit facility                 4,984            --

   Cash provided (used) by financing activities            5,487       (26,568)

Net increase (decrease) in cash and
   temporary cash investments                                676       (21,888)

Cash and temporary cash investments
   - beginning of year                                     1,781        34,774

Cash and temporary cash investments
   - end of year                                        $  2,457      $ 12,886

Supplemental disclosure of non-cash financing activities:
During fiscal year 1995, the company issued 4,469,201 shares of common stock valued at $7,263,000 to creditors under the terms of its Plan of Reorganization which resulted in an increase in capital in excess of par value of $2,793,000.

                     BRENDLE'S INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim period.

Note 2. In April 1986, four shareholders of the Company agreed not to transfer or sell their Common Stock to any unrelated party (as defined) without the written consent of the other parties to the agreement. In addition, in the event of the death of one of the four shareholders, the Company can be required to purchase their Common Stock at fair value up to the life insurance proceeds, consisting of policies with a face value of $5,250,000, $5,000,000, $3,070,000 and
          $3,000,000, respectively. An amount equal to the cash surrender value of these policies at April 29, 1995 and April 30, 1994 of $529,000 and $219,000, respectively, has been shown as an other deferred credit on the balance sheet with a corresponding reduction in retained earnings. The Company has taken out loans against the cash surrender value of these policies in the sum of $1,835,000 to finance current capital requirements.

Note 3. Tax refunds resulting from losses incurred are calculated using tax payments of three prior years. Any losses in excess of those allowed for carry-back are carried forward for use as future earnings allow. These loss carry-forwards at January 28, 1995 were approximately $66 million. Tax loss carry-backs were exhausted during the second quarter of Fiscal 1992.

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

Note 5.   Outstanding  checks totaling $2,215,000  on  April  29,
          1995 were classified under current liabilities (as outstanding checks) and included in cash at April 29, 1995.

Note 6.   On  April  30, 1994, liabilities subject to  compromise
          include   disputed   claim  obligations   where   claim
          objections were filed with the Bankruptcy Court, which have subsequently been resolved.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Comparison of Operations

First Quarter Fiscal 1996 Compared to First Quarter Fiscal 1995

      Net sales for the first quarter of FYE January 1996, ("Fiscal 1996") decreased $2,026,000, or 7.8%, compared to the same period last year. Since the Company operated 30 stores during both years, the comparable store sales decrease was also 7.8%. The decrease in sales was primarily the result of the elimination of two promotional flyers in the first quarter and moving the "Mother's Day Gold Sale" promotion into the second quarter. Sales were also impacted by a sluggish retail environment.

      Other income, which consists of miscellaneous non-recurring items was $233,000 for the first quarter of Fiscal 1996 compared to $31,000 for the same period last year.

      The cost of merchandise sold in the first quarter of Fiscal
1996 was $16,977,000 compared to $18,808,000 for the same period last year. The decrease in cost of goods sold was primarily the result of the decrease in sales as discussed above.

      Gross margin as a percentage of revenues was 29.7% for the first quarter of Fiscal 1996 compared to 27.6% for the same period last year. This increase in the gross margin percentage is primarily the result of an increase in the jewelry sales mix and the Company's planned shift in hardline promotions to higher-margin items and categories.

      Selling, operating, and administrative expenses ("SO & A") for the first quarter of Fiscal 1996 and 1995 were $9,481,000 and $9,532,000, respectively. This decrease is primarily the result of management's continuing focus on controlling costs. SO & A expenses, as a percentage of revenues, increased to 39.3%, compared to 36.7% for the same period last year, primarily due to the decrease in total sales as discussed above.

      Interest on capital leases for Fiscal 1996 and Fiscal 1995 was $51,000 and $111,000, respectively. This interest expense is less because the Company's capital leases are near the end of term. Interest expense on other debt and bank fees were $625,000 compared to $241,000 for the same quarter last year. This increase in interest expense is due to borrowings under the Company's $45 million Revolving Credit Facility. Prior to emerging from Chapter 11 on April 29, 1994, the Company had no borrowings under its then existing revolving credit facility.

      Reorganization costs of $246,000 for the first  quarter  of
Fiscal 1995 consisted of costs associated with the Chapter 11 proceeding and store closing expenses reduced by interest income. Because the Company has achieved substantial consummation of its Plan of Reorganization, there were no reorganization costs for the first quarter of Fiscal 1996.

      Debt forgiveness recorded for the first quarter of Fiscal 1995 was $28,673,000. This amount represents the pre-petition debt of $35,936,000 that was forgiven to date under the Plan of Reorganization offset by 4,469,191 shares of stock valued at $7,263,000 issued to unsecured creditors in accordance with the Plan. The Company did not report any debt forgiveness for the first quarter of Fiscal 1996.

       Net loss for the first quarter of Fiscal 1996 was ($3,845,000) compared to net income of $24,833,000 for the first quarter of Fiscal 1995. Management believes earnings (loss)
before interest, taxes, depreciation, amortization and reorganization items ("EBITDA") is a useful tool for measuring performance because net income (loss) is not comparable with the previous period due to the Chapter 11 Proceeding and the unique financial events involved with the reorganization.

     EBITDA for the first quarter of Fiscal 1996 was ($2,305,000) compared with ($2,363,000) for the same period last year.

      The Company's tax loss carry-backs were exhausted in Fiscal
1992 resulting in the loss of any tax benefit for the first quarter of Fiscal 1996. The loss carry-forwards will be used as future earnings allow.


Liquidity and Capital Resources

      The Company's business is highly seasonal with operating cash and working capital needs fluctuating during the year in relation to seasonal inventory levels. These requirements are financed by internally generated funds, borrowings under the Company's Revolving Credit Facility and vendor credit terms. Cash flow from operations is primarily generated in the fourth quarter of the fiscal year.

      The Company's cash balance at April 29, 1995 was $2,457,000 compared to $12,886,000 million at April 30, 1994. The decrease in the cash balance was the result of payments to creditors under the Company's Plan of Reorganization. Management believes that current cash levels are adequate for current operations.

      Merchandise inventories were $54,045,000 at April 29, 1995,
compared  to  $55,878,000  at April 30,  1994.   The  decline  in
inventories was primarily the result of a planned reduction in the number of units kept in stock.

      Current  liabilities  at April 29,  1995  were  $35,051,000 compared with $37,259,000 at April 30, 1994.

      On April 20, 1994, the Company received Bankruptcy Court Approval for a five-year, $45 million Revolving Credit Facility which was used to fund payments to creditors described above while the balance of the facility may be used to fund working capital, inventory purchases, capital expenditures, and other general corporate purposes. The $45 million Revolving Credit Facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements. These include two financial ratio covenants: (1) current ratio, and (2) total liabilities to tangible net worth ratio. At April 29, 1995, the Company was in compliance with all covenants.

      Under the Revolving Credit Facility, the lender agrees to make revolving loans and issue or guarantee letters of credit for the Company in an amount not exceeding the lesser of the
Borrowing Base (as defined in the Loan Agreement), or $45 million. The Revolving Credit Facility includes a sublimit of $10 million for documentary and stand-by letters of credit.

      The Revolving Credit Facility provides that each loan shall bear interest at a rate of prime plus one and forty-four one hundredths (1.44) percentage points. Interest on these loans shall be payable monthly in arrears on the first day of each month. Also, under the Revolving Credit Facility, the Company pays an unused line fee for an amount equal to one-half percent (.50%) per annum on the unused portion of the Revolving Credit Facility and a letter of credit fee equal to two and one-half percent (2.5%) per annum on the average daily balance of the aggregate undrawn letters of credit and letter of credit guarantees outstanding during the immediately preceding month and certain other fees. The Revolving Credit Facility also requires an annual facility fee equal to one-half of one percent (.50%) of the maximum amount of the facility payable on each anniversary of the Facility closing date and a monthly servicing fee of $3,500 per month. The Company also paid an initial, one-time fee of $450,000 in order to establish the Revolving Credit Facility.

     At April 29, 1995, the Company had borrowed $20,352,000 from the Revolving Credit Facility and had outstanding $1,407,000 in open letters of credit, for a total of $21,759,000. At April 29, 1995, the total available under the Revolving Credit Facility based on the borrowing base formula was $27,363,000.

      The  Company's capacity to continue as a going  concern  is
dependent,   in  part,  on  the  Company's  ability   to   obtain
merchandise on a timely basis from its vendors under favorable credit terms. Since the filing of the Chapter 11 Proceeding, the Company's ability to obtain credit through arrangements such as the Revolving Credit Facility, and vendor credit lines has continued to improve and is at the highest level experienced since the Chapter 11 filing. Management of the Company believes that its ability to obtain credit should continue to improve based on the acceptable performance of the Company.

      In addition to cash used for operations, approximately $312,000 was also used for capital expenditures during the first quarter of Fiscal 1996. The Company anticipates capital expenditures for Fiscal 1996 primarily for normal facility maintenance, store relocation, and various projects to improve information systems.

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



                              BRENDLE'S INCORPORATED
                                  (Registrant)



                              _______________________
                              David R. Renegar
                              Vice President and
                                Chief Financial Officer

Date:  June 1, 1995