Form 10-Q
period 1995-07-29
BRENDLES INC
filed 1995-09-12
CIK 791851

                              	FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION

                       	WASHINGTON, D. C.  20549

(Mark One)

[x]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 1995.

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


From the transition period from_____________ to___________________

__________________________________________________________________

Commission file number__ 33-13622_________________________________

__________________________________________________________________

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

As of August 15, 1995, there were 12,758,717 shares of the issuer's Common Stock outstanding.

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements



                              BRENDLE'S INCORPORATED

                         Consolidated Statement of Income

                                   (Unaudited)

                       (In thousands except per share data)

                                                     Three Months Ended
                                                     July 29,   July 30,
                                                       1995       1994

Net  sales                                           $30,108  $   32,742
Other income                                               1          31
Total revenue                                         30,109      32,773

Cost and expenses:
  Cost of merchandise sold                            21,953      25,137
  Selling, operating and
     administrative expenses                          10,096       9,701
  Depreciation and amortization                          860         882
  Interest expense:
   Capitalized leases                                     51         111
   Other                                                 795         355
  Gain on sale of facilities                            (955)       ---
  Provision for restructuring                            ---         596
                                                      32,800      36,782
Loss before provision for income taxes
  and extraordinary item                              (2,691)     (4,009)

Provision for income taxes (Note 3)                      ---        ---

Loss before extraordinary item                        (2,691)     (4,009)

Extraordinary item-gain from debt forgiveness (Note 6)    ---      (1,576)

Net loss                                             $(2,691) $   (2,433)

Weighted average shares outstanding                   12,759      12,766


Net loss per share                                   $ (0.21) $    (0.19)

                               BRENDLE'S INCORPORATED

                           Consolidated Statement of Income
                                   (Unaudited)
                          (In thousands except per share data)

                                                     Six Months Ended
                                                     July 29,   July 30,
                                                       1995       1994

Net  sales                                          $ 54,028  $   58,690
Other income                                             234          62
Total revenue                                         54,262      58,752

Cost and expenses:
  Cost of merchandise sold                            38,930      43,946
  Selling, operating and
     administrative expenses                          19,577      19,229
  Depreciation and amortization                        1,724       1,761
  Interest expense:
   Capitalized leases                                    102         222
   Other                                               1,420         596
  Gain on sale of facilities                            (955)       ---
  Provision for restructuring                             (1)        846
                                                      60,797      66,600
Loss before provision for income taxes
  and extraordinary item                              (6,535)     (7,848)

Provision for income taxes (Note 3)                      ---        ---

Loss before extraordinary item                        (6,535)     (7,848)

Extraordinary item-gain from debt forgiveness (Note 6)   ---     (30,249)

Net income (loss)                                    $(6,535) $   22,401

Weighted average shares outstanding                   12,759      10,582


Net income (loss) per share                           $(0.51) $     2.12

                      BRENDLE'S INCORPORATED

                   Consolidated Balance Sheet
                          (Unaudited)
               (In thousands except per share data)


                                                     July 29,   January 28, July 30,
                                                       1995       1995        1994
Assets
Current Assets:
  Cash and temporary cash investments                $ 2,130  $    1,781  $    2,304
  Accounts receivable                                    973         971       1,216
  Merchandise inventories                             49,696      48,451      53,657
  Other current assets                                 3,128       1,361       3,056
    Total current assets                              55,927      52,564      60,233

Property and equipment, less accumulated
  depreciation and amortization                        7,699       8,776      10,170
Other assets                                             401         788         745
                                                     $64,027  $   62,128  $   71,148
Liabilities and Shareholders' Equity
Current liabilities:
  Revolving credit facility                          $21,601  $   15,368  $   16,476
  Accounts payable
    Trade                                              5,590       4,192       6,574
    Outstanding checks (Note #5)                       2,295       1,053       3,244
  Current portion of capitalized lease obligations       454       1,241       1,514
  Current portion of restructuring reserve               426         445         509
  Other accrued liabilities                            3,494       2,759       3,026
    Total current liabilities                         33,860      25,058      31,343

Reorganization notes                                     368         403         276
Capitalized lease obligations, less current portion      365         449       2,292
Other liabilities                                      1,083       1,332         398
Other deferred credit                                    529         529         220
  Total long-term liabilities                          2,345       2,713       3,186
Liabilities subject to compromise (Note #6)              ---        ---        1,510
  Total Liabilities                                   36,205      27,771      36,039
Shareholders' equity:
   Common stock, $1 par value, 20,000,000
    shares authorized, 12,758,717, 12,758,717
    and 12,769,145 shares issued and outstanding      12,759      12,759      12,761
  Capital in excess of par value                      20,896      20,896      20,898
  Retained earnings (deficit)                         (5,833)        702       1,450

Total shareholders' equity                            27,822      34,357      35,109
                                                    $ 64,027  $   62,128  $   71,148

                               BRENDLE'S INCORPORATED

                        Consolidated Statement of Cash Flows

                                    (Unaudited)
                                   (In thousands)

                                                     Six Months Ended
                                                     July 29,   July 30,
                                                       1995       1994
Operating activities:
  Net income (loss)                                  $(6,535) $   22,401
    Items not requiring (providing) cash:
     Depreciation and amortization                     1,724       1,761
     Extraordinary item- gain from debt forgiveness      ---    (30,249)

Changes in assets and liabilities:
  Accounts receivable                                     (2)        264
  Merchandise inventories                             (1,245)        476
  Other current assets                                (1,767)     (2,086)
  Accounts payable and accrued liabilities             2,133       6,999

  Cash used by operating activities                   (5,692)       (434)

Investing Activities:
  Additions to property and equipment                   (647)       (232)
  Retirements of property and equipment                  ---       4,068
  Addition in other assets                               387        (306)

  Cash provided (used) by investing activities          (260)      3,530

Financing Activities:
  Decrease in liabilities subject to compromise          ---     (52,070)
  Outstanding checks                                   1,242        ---
  Increase in long-term liabilities                     (284)        618
  Increase in reorganization notes                       ---         276
  Decrease in capitalized lease obligations             (871)       (851)
  Borrowings on revolving credit facility              6,233      16,476
  Decrease in reorganization reserve                     (19)       ---
  Redemption of common stock                             ---          (8)
  Decrease in paid-in-capital                            ---          (7)

  Cash provided (used) by financing activities         6,301     (35,566)

Net increase (decrease) in cash and
  temporary cash investments                             349     (32,470)

Cash and temporary cash investments
  - beginning of year                                  1,781      34,774

Cash and temporary cash investments
  - end of year                                       $2,130  $    2,304

Supplemental disclosure of non-cash financing activities:
During fiscal year 1995, the Company issued 4,469,201 shares of Common Stock valued at $7,263,000 to creditors under the terms of its Plan of Reorganization which resulted in an increase in capital in excess of par value of $2,793,000.

                         BRENDLE'S INCORPORATED
                     NOTES TO FINANCIAL STATEMENTS

Note 1.	In the opinion of management, the accompanying
unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of the interim period in accordance with generally accepted accounting principles.

Note 2.	In April 1986, four shareholders of the Company agreed
not to transfer or sell their Common Stock to any unrelated party (as defined) without the written consent of the other parties to the agreement. In addition, in the event of the death of one of the four shareholders, the Company can be required to purchase their Common Stock at fair value up to the life insurance proceeds, consisting of policies with a face value of $5,250,000, $5,000,000, $3,070,000 and
$3,000,000, respectively. An amount equal to the cash surrender value of these policies at July 29, 1995 and July 30, 1994 of $529,000 and $529,000, respectively, has been shown as an other deferred credit on the balance sheet with a corresponding reduction in retained earnings. At July 29, 1995, the Company has taken out loans against the cash surrender value of these policies in the sum of $2,535,000 to finance current capital requirements.

Note 3.	Due to the current net operating loss, there was no
provision for income taxes. Tax refunds resulting from losses incurred are calculated using tax payments of three prior years. Any losses in excess of those allowed for carry-back are carried forward for use as future earnings allow. These loss carry-forwards at January 28, 1995 were approximately $66,000,000. Tax loss carry-backs were exhausted during the second quarter of Fiscal 1992.

Note 4.	Effective for the first quarter of Fiscal 1994, the
Company implemented Statement of Financial Accounting
Standards 109, "Accounting for Income Taxes," (SFAS
109). SFAS 109 mandates the use of the liability method to calculate deferred taxes. SFAS 109 permits restatement of earlier years or presentation of the cumulative effect of the change in the years adopted.
The Company has adopted the Statement prospectively, and the adoption does not impact the Company's financial condition or results of operations due to the fact that the Company has recorded a valuation allowance against the deferred tax asset which primarily results from the Company's net operating loss carry-forwards.

Note 5.	Outstanding checks totaling $2,295,000 on July 29, 1995
were classified under current liabilities (as outstanding checks) and included in cash at July 29, 1995.

Note 6.	Settlement of pre-petition liabilities resulted in debt
forgiveness that is shown as an extraordinary item on the income statement. On July 30, 1994, liabilities subject to compromise included disputed claim obligations where claim objections were filed with the Bankruptcy Court, which have subsequently been resolved.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview


	Since May 29, 1993, the Company has operated 30 retail stores, which are merchandised as a group of specialty stores under one roof offering an in-depth selection of jewelry, gifts, electronics, housewares and juvenile products. Given the current competitive retail environment, management has attempted be proactive in an effort to strengthen the Company's niche in the marketplace. The Company has undertaken several strategies to achieve this goal, including, but not limited to, the following:

	The Company is expanding its "store-within-a-store" concept by adding Brendle's "Party Universe" departments to its merchandise offering. The Party Universe departments will offer a full array of party and paper products including, but not limited to, color coordinated drink-ware, plates, serving trays, gift wrap, theme party decorations, banquet supplies and seasonal departments (Valentines, Graduation, Halloween, Christmas, etc.). Party Universe is a franchised department and is expected to be placed in twelve of the Company's stores in 1995. The Company plans to have a Party Universe department in all stores within the next year. Management elected to implement a franchised department of these product lines to take advantage of the franchisor's marketing and merchandising expertise. This assortment of consumable party goods and discount paper products is expected to increase traffic in the stores and complement the current selection of gifts for any occasion.

	At the end of the second quarter of Fiscal 1996, the Company was nearing the completion of conversion to a fully integrated management information system. When completed, these systems will link new point-of-sale ("POS") equipment in the stores and new merchandising, warehouse, inventory and financial control systems at the home office. Utilization of this modern technology will provide many benefits including better customer service from improved POS equipment, enhanced sales analysis for merchandise selection and evaluation, merchandise-demand forecasting/ marketing information, effective linkage with suppliers for purchasing decisions and automatic replenishment and reorder systems to improve inventory performance. The POS equipment and financial systems have been installed, and management plans for the balance of the systems conversion to be completed by the end of August, 1995.

	Also during the quarter ended July 29, 1995, the Company sold its lease in Chapel Hill, North Carolina. This will allow the company to relocate that store to Cary, North Carolina, which is located in the Raleigh-Durham / Research Triangle Park area.
Based on market research and the retail demographics, this area should provide the Company with potential to grow its market share. The Company conducted a moving sale that was completed on August 5, 1995. The new Cary store is scheduled to open in October 1995 and will include a 6,000-square foot Party Universe department.

Comparison of Operations

Second Quarter Fiscal 1996 Compared to Second Quarter Fiscal 1995

	Net sales for the second quarter of FYE January 1996, ("Fiscal 1996") decreased $2,634,000, or 8.1%, compared to the
same period last year.   The Company operated 30 stores during
both years; therefore, the comparable store sales decrease was also 8.1%. The decrease in sales was due partially to the planned elimination of one promotional flyer in the second quarter of Fiscal 1996. For the second quarter of Fiscal 1995, sales reflected the impact of aggressive markdowns on items dropped from the Company's merchandise assortment(discontinued items). For the second quarter of Fiscal 1996, the Company's reduced inventory position in discontinued items eliminated the need for such aggressive clearance promotions. These less aggressive clearance promotions had a negative impact on sales, but positively affected gross margin as discussed below.

	Other income, which consists of miscellaneous non-recurring items, was $1,000 for the second quarter of Fiscal 1996 compared to $31,000 for the same period last year.

	The cost of merchandise sold in the second quarter of Fiscal 1996 was $21,953,000 compared to $25,137,000 for the same period last year. The decrease in cost of goods sold was primarily the result of the decrease in sales partially offset by the improvement in the gross margin percentage, as discussed above.

	Gross margin as a percentage of revenues was 27.1% for the second quarter of Fiscal 1996 compared to 23.3% for the same period last year. This increase in the gross margin percentage is the result of an increase in the jewelry sales mix, coupled with the Company's planned reduction in promotional and clearance sales as discussed above.

	Selling, operating, and administrative expenses ("SO & A") for the second quarter of Fiscal 1996 and 1995 were $10,096,000 and $9,701,000, respectively. This increase is primarily the result of increased advertising costs due to increased paper costs and costs associated with the implementation of the Company's new management information system. SO & A expenses, as a percentage of revenues, increased to 33.5%, compared to 29.6% for the same period last year, primarily due to the decrease in total sales as discussed above.

	Interest on capital leases for the second quarters of Fiscal 1996 and Fiscal 1995 was $51,000 and $111,000, respectively. This interest expense is less because the Company's capital leases are near the end of term. For the second quarter of Fiscal 1996, fees associated with the Revolving Credit Facility of $155,000 are included in other interest. Interest expense on other debt was $640,000 compared to $355,000 for the same quarter last year. This increase in interest expense is due to higher interest rates and increased borrowings under the Company's $45,000,000 Revolving Credit Facility.

	Gain on sale of facilities of $955,000 for Fiscal 1996 was from the sale of the lease at the Chapel Hill, North Carolina store which the Company is relocating to Cary, North Carolina.

	Reorganization costs of $457,000 for the second quarter of Fiscal 1995 consists of costs associated with the Chapter 11 proceeding, revolving credit facility fees of $143,000, and store closing expenses for stores closed in prior years. Because the Company has achieved consummation of its Plan of Reorganization, there were no reorganization costs for the second quarter of Fiscal 1996.

	Debt forgiveness recorded for the second quarter of Fiscal 1995 was $1,576,000. This amount represents the pre-petition debt forgiven under the Plan of Reorganization subsequent to April 29, 1994. The Company did not report any debt forgiveness for the second quarter of Fiscal 1996.

	Net loss for the second quarter of Fiscal 1996 was $2,691,000 compared to a net loss of $2,433,000 for the second quarter of Fiscal 1995. Comparing the results of the second quarters of both years is somewhat complicated due to the unusual financial occurrences of the bankruptcy proceeding. Therefore, management believes earnings (loss) before interest, taxes, depreciation, amortization and reorganization items ("EBITDA") is a useful tool for measuring performance.

	EBITDA (loss) for the second quarter of Fiscal 1996 was ($1,940,000) compared with ($2,065,000) for the same period last year.

	The Company's tax loss carry-backs were exhausted in Fiscal 1992 resulting in the loss of any tax benefit for the first quarter of Fiscal 1996. The loss carry-forwards will be used as future earnings allow.

First Six Months Fiscal 1996 Compared to First Six Months Fiscal 1995

	Net sales for the first six months of FYE January 1996 were $54,028,000 compared with $58,690,000, a 7.9% decrease from the
same period last year.   The Company operated 30 stores during
both years; therefore, the comparable store sales decrease was also 7.9%. The decrease in sales was primarily the result of a competitive retail environment, the elimination of three promotional flyers in the first half of the year, and less aggressive "clearance promotions."

	Other income, which consists of miscellaneous non-recurring items was $234,000 for the first half of Fiscal 1996 compared to $62,000 for the same period last year.

	The cost of merchandise sold in the first six months of Fiscal 1996 was $38,930,000 compared to $43,946,000 for the same period last year. The decrease in cost of merchandise sold was primarily the result of the decrease in sales as discussed above.

	Gross margin as a percentage of revenues was 28.3% for the first six months of Fiscal 1996 compared to 25.2% for the same period last year. This increase in the gross margin percentage is the result of an increase in the jewelry sales mix, coupled with the Company's planned reduction in promotional and clearance sales as discussed above.

	Selling, operating, and administrative expenses ("SO & A") for the first six months of Fiscal 1996 and 1995 were $19,577,000 and $19,229,000, respectively. This increase is primarily the result of increased advertising costs due to increased paper and postage costs and costs associated with the implementation of the Company's new management information system. SO & A expenses, as a percentage of revenues, increased to 36.1%, compared to 32.7% for the same period last year, primarily due to the decrease in total sales as discussed above.

	Interest on capital leases for the first six months of Fiscal 1996 and Fiscal 1995 was $102,000 and $222,000,
respectively. This interest expense is less because the Company's capital leases are near the end of term. For the first six months of Fiscal 1996, bank fees of $289,000 are included in other interest compared to
zero for the same period last year.   Interest expense on other
debt was $1,131,000 compared to $596,000 for the same period last year. This increase in interest expense is due to higher interest rates and increased borrowings under the Company's $45,000,000 Revolving Credit Facility.

	Gain on sale of facilities of $955,000 for Fiscal 1996 was from the sale of the Company's lease at its Chapel Hill, North
Carolina store which is being relocated to Cary, North Carolina.

	Reorganization costs of $846,000 for the first six months of Fiscal 1995 consists of costs associated with the Chapter 11 proceeding, revolving credit facility fees of $143,000, and store closing expenses for stores closed in prior years. Because the Company has achieved consummation of its Plan of Reorganization, there were no reorganization costs for Fiscal 1996.

	Debt forgiveness recorded for the first six months of Fiscal 1995 was $30,249,000. This amount represents the pre-petition debt forgiven under the Plan of Reorganization subsequent to April 29, 1994. The Company did not report any debt forgiveness for the second quarter of Fiscal 1996.

	Net loss for the first six months of Fiscal 1996 was $6,535,000 compared to a net income of $22,401,000 for the same period last year. Comparing the results of both years is somewhat complicated due to the unusual financial occurrences of the bankruptcy proceeding. For instance, the net income for the first six months of Fiscal 1995 included reorganization costs of $703,000 and debt forgiveness of $30,249,000. The first six months of Fiscal 1996 reflect more normalized operations. Therefore, management believes earnings (loss) before interest, taxes, depreciation, amortization and reorganization items ("EBITDA") is a useful tool for measuring performance.

	EBITDA (loss) for the first six months of Fiscal 1996 was ($4,245,000) compared with ($4,427,000) for the same period last year.

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

	The Company's cash balance at July 29, 1995 was $2,130,000 compared to $2,304,000 at July 30, 1994 and is consistent with management's expectations.

	Merchandise inventories were $49,696,000 at July 29, 1995, compared to $53,657,000 at July 30, 1994. The decline in inventories was primarily the result of a planned reduction in the number of units kept in stock.

	Current liabilities at July 29, 1995 were $33,860,000, as anticipated in the Company's business plan, compared with $31,343,000 at July 30, 1994.

	On April 20, 1994, the Company received Bankruptcy Court approval for a five-year, $45,000,000 Revolving Credit Facility which was used to fund payments to creditors and to fund working capital, inventory purchases, capital expenditures, and other general corporate purposes. The $45,000,000 Revolving Credit Facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements. These include two financial ratio covenants: (1) current ratio, and (2) total liabilities to tangible net worth ratio. At July 29, 1995, the Company was in compliance with all covenants.

	Under the Revolving Credit Facility, the lender agrees to make revolving loans and issue or guarantee letters of credit for the Company in an amount not exceeding the lesser of the Borrowing Base (as defined in the Loan Agreement), or $45,000,000. The Revolving Credit Facility includes a sub-limit of $10,000,000 for documentary and stand-by letters of credit.

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

	At July 29, 1995, the Company had borrowed $21,601,000 from the Revolving Credit Facility and had outstanding $1,984,000 in open letters of credit, for a total of $23,585,000. At July 29, 1995, the total available under the Revolving Credit Facility based on the borrowing base formula (55% of eligible inventory) was $25,014,000. From August 1 through December 15 of each year, the borrowing base formula increases to 65% of the eligible inventory, increasing the total available under the Facility on August 1, 1995 by approximately $5,000,000.

	The Company's capacity to continue as a going concern is dependent, in part, on the Company's ability to obtain merchandise on a timely basis from its vendors under favorable credit terms. Since the filing of the Chapter 11 Proceeding, the Company's ability to obtain credit through arrangements such as the Revolving Credit Facility, and vendor credit lines have continued to improve and are at the highest level experienced since the Chapter 11 filing. Management of the Company believes that its ability to obtain credit should continue to improve based on the acceptable performance of the Company.

	In addition to cash used for operations, approximately $488,000 was also used for capital expenditures during the first six months of Fiscal 1996. The Company anticipates Fiscal 1996 capital expenditures will be primarily for normal facility maintenance, store relocation, and various projects to improve information systems.

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

Date:  September 12, 1995