Form 10-Q
period 1995-10-28
BRENDLES INC
filed 1995-12-12
CIK 791851

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[x]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 1995.

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


From the transition period from_____________ to___________________

------------------------------------------------------------------

Commission file number__ 33-13622_________________________________

------------------------------------------------------------------

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

As of December 06, 1995, there were 12,758,717 shares of the issuer's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



                             BRENDLE'S INCORPORATED

                        Consolidated Statement of Income

                                   (Unaudited)

                      (In thousands except per share data)



                                                                                                   Three Months Ended
                                                                                          ------------------------------------
                                                                                             Oct. 28,             Oct. 29,
                                                                                               1995                 1994
                                                                                          ---------------      ---------------

Net  sales                                                                                $       29,505     $         32,671
Other income                                                                                          36                   76
                                                                                          ---------------      ---------------
Total revenue                                                                                     29,541               32,747
                                                                                          ---------------      ---------------

Cost and expenses:
  Cost of merchandise sold                                                                        22,510               25,035
  Selling, operating and
     administrative expenses                                                                      10,772               10,817
  Depreciation and amortization                                                                      784                  908
  Interest expense:
   Capitalized leases                                                                                 42                  121
   Other                                                                                             855                  619
  Gain on sale of facilities                                                                         (8)              ---
  Gain on life insurance proceeds (Note 2)                                                       (2,555)
  Reorganization Costs                                                                           ---                    1,348
                                                                                          ---------------      ---------------
                                                                                                  32,400               38,848
                                                                                          ---------------      ---------------
Loss before provision for income taxes
  and extraordinary item                                                                         (2,859)              (6,101)

Provision for income taxes                                                                       ---                  ---
                                                                                          ---------------      ---------------

Loss before extraordinary item                                                                   (2,859)              (6,101)

Extraordinary item-gain from debt forgiveness (Note 6)                                           ---                  (1,639)
                                                                                          ---------------      ---------------

Net loss                                                                                  $      (2,859)     $        (4,462)
                                                                                          ===============      ===============

Weighted average shares outstanding                                                               12,757               12,761
                                                                                          ---------------      ---------------


Net loss per share                                                                        $       (0.22)     $         (0.35)
                                                                                          ---------------      ---------------

                             BRENDLE'S INCORPORATED

                        Consolidated Statement of Income

                                   (Unaudited)

                      (In thousands except per share data)



                                                                                                   Nine Months Ended
                                                                                          ------------------------------------
                                                                                             Oct. 28,             Oct. 29,
                                                                                               1995                 1994
                                                                                          ---------------      ---------------

Net  sales                                                                                $       83,534     $         91,361
Other income                                                                                         269                  138
                                                                                          ---------------      ---------------
Total revenue                                                                                     83,803               91,499
                                                                                          ---------------      ---------------

Cost and expenses:
  Cost of merchandise sold                                                                        61,440               68,981
  Selling, operating and
     administrative expenses                                                                      30,349               30,047
  Depreciation and amortization                                                                    2,507                2,669
  Interest expense:
   Capitalized leases                                                                                143                  343
   Other                                                                                           2,278                1,215
  Gain on sale of facilities                                                                       (963)              ---
  Gain on life insurance proceeds (Note 2)                                                       (2,555)
  Reorganization costs                                                                               (1)                2,194
                                                                                          ---------------      ---------------
                                                                                                  93,198              105,449
                                                                                          ---------------      ---------------
Loss before provision for income taxes
  and extraordinary item                                                                         (9,395)             (13,950)

Provision for income taxes                                                                       ---                  ---
                                                                                          ---------------      ---------------

Loss before extraordinary item                                                                   (9,395)             (13,950)

Extraordinary item-gain from debt forgiveness (Note 6)                                           ---                 (31,889)
                                                                                          ---------------      ---------------

Net income (loss)                                                                         $      (9,395)     $         17,939
                                                                                          ===============      ===============

Weighted average shares outstanding                                                               12,758               11,308
                                                                                          ---------------      ---------------


Net income (loss) per share                                                               $       (0.74)     $           1.59
                                                                                          ---------------      ---------------


                             BRENDLE'S INCORPORATED

                           Consolidated Balance Sheet
                                   (Unaudited)
                      (In thousands except per share data)



                                                                              Oct. 28,             January 28,      Oct. 29,
                                                                                1995                 1995             1994
                                                                           ---------------      ---------------   --------------
Assets
Current Assets:
  Cash and temporary cash investments                                      $        2,903     $          1,781  $         2,600
  Accounts receivable                                                               2,260                  971            2,480
  Merchandise inventories                                                          72,159               48,451           74,020
  Other current assets                                                              4,067                1,361            2,373
                                                                           ---------------      ---------------   --------------
    Total current assets                                                           81,389               52,564           81,473

Property and equipment, less accumulated
  depreciation and amortization                                                     7,544                8,776            9,325
Other assets                                                                          152                  788              732
                                                                           ---------------      ---------------   --------------
                                                                           $       89,085     $         62,128  $        91,530
                                                                           ===============      ===============   ==============
Liabilities and Shareholders' Equity
Current liabilities:
  Revolving credit facility                                                $       31,716     $         15,368  $        32,539
  Accounts payable
    Trade                                                                          20,444                4,192           16,729
    Outstanding checks (Note #5)                                                    4,372                1,053            2,924
  Current portion of capitalized lease obligations                                    183                1,241            1,307
  Current portion of restructuring reserve                                            426                  445              509
  Other accrued liabilities (Note 2)                                                5,744                2,759            4,293
                                                                           ---------------      ---------------   --------------
    Total current liabilities                                                      62,885               25,058           58,301

Reorganization notes                                                                  350                  403              281
Capitalized lease obligations, less current portion                                   323                  449              760
Other liabilities                                                                   1,025                1,332              390
Other deferred credit                                                                 472                  529              220
                                                                           ---------------      ---------------   --------------
  Total long-term liabilities                                                       2,170                2,713            1,651

Liabilities subject to compromise (Note #6)                                       ---                  ---                  931

  Total Liabilities                                                                65,055               27,771           60,883
                                                                           ---------------      ---------------   --------------

Shareholders' equity:
   Common stock, $1 par value, 20,000,000
    shares authorized, 12,756,623, 12,758,717
    and 12,760,644 shares issued and outstanding                                   12,757               12,759           12,761
  Capital in excess of par value                                                   20,896               20,896           20,898
  Retained earnings (deficit)                                                     (9,623)                  702          (3,012)
                                                                           ---------------      ---------------   --------------

Total shareholders' equity                                                         24,030               34,357           30,647
                                                                           ---------------      ---------------   --------------
                                                                           $       89,085     $         62,128  $        91,530
                                                                           ===============      ===============   ==============

                             BRENDLE'S INCORPORATED

                      Consolidated Statement of Cash Flows

                                   (Unaudited)
                                 (In thousands)



                                                                                        Nine Months Ended
                                                                               ------------------------------------
                                                                                  Oct. 28,             Oct. 29,
                                                                                    1995                 1994
                                                                               ---------------      ---------------
Operating activities:
  Net income (loss)                                                             $     (9,395)     $         17,939
    Items not requiring (providing) cash:
     Depreciation and amortization                                                      2,507                2,669
     Extraordinary item-gain from debt forgiveness                                    ---              (31,889)

Changes in assets and liabilities:
  Accounts receivable                                                                 (1,289)              (1,000)
  Merchandise inventories                                                            (23,708)             (19,887)
  Other current assets                                                                (2,706)              (1,402)
  Accounts payable and accrued liabilities                                            22,556               18,102
                                                                               ---------------      ---------------

  Cash used by operating activities                                                  (12,035)             (15,468)
                                                                               ---------------      ---------------

Investing Activities:
  Net (additions) retirements to property and equip.                                   (1,275)                3,773
  (Addition) reduction in other assets                                                    636                (293)
                                                                               ---------------      ---------------

  Cash provided (used) by investing activities                                          (639)                3,480
                                                                               ---------------      ---------------

Financing Activities:
  Decrease in liabilities subject to compromise                                       ---                 (51,010)
  Increase in long-term liabilities                                                     (364)                  610
  Increase (decrease)in reorganization notes                                             (53)                  281
  Decrease in capitalized lease obligations                                           (1,184)              (2,591)
  Borrowings on revolving credit facility                                              16,348               32,539
  Decrease in reorganization reserve                                                     (19)              ---
  Redemption of common stock                                                              (2)                  (8)
  Decrease in paid-in-capital                                                         ---                      (7)
  Decrease in retained earnings (Note 2)                                                (930)              ---
                                                                               ---------------      ---------------

  Cash provided (used) by financing activities                                         13,796             (20,186)
                                                                               ---------------      ---------------

Net increase (decrease) in cash and
  temporary cash investments                                                            1,122             (32,174)

Cash and temporary cash investments
  - beginning of year                                                                   1,781               34,774
                                                                               ---------------      ---------------

Cash and temporary cash investments
  - end of year                                                                $        2,903     $          2,600
                                                                               ===============      ===============



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

Note 2. In April 1986, four shareholders of the Company agreed not to transfer or sell their Common Stock to any unrelated party (as defined) without the written consent of the other parties to the agreement. In addition, in the event of the death of one of the four shareholders, the Company could be required to purchase their Common Stock at fair value up to the life insurance proceeds, consisting of policies with a face value of $5,250,000, $5,000,000, $3,070,000, and $3,000,000, respectively.

                  On September 29, 1995, Patty Brendle Redway, one of the four shareholders, died. The Company subsequently recognized gain of approximately $2,550,000 from life insurance proceeds, which represents the face value of the policy ($3,000,000), less cash surrender value previously recorded. The Estate of Mrs. Redway has the right, exercisable within nine months of death, to cause the Company to redeem from the Estate up to 1,912,667 shares of stock at $0.5163 per share totaling $988,000.

                  On October 28, 1995, an amount equal to the potential obligation to the Redway Estate totaling $988,000 has been recorded in the current liability section of the balance sheet with a corresponding reduction in stockholders' equity. An amount equivalent to the net cash surrender value of the policies of the remaining shareholders totaling $472,000 has been shown as an other deferred credit on the balance sheet with a corresponding reduction in stockholders' equity. At October 29, 1994, the amount of other deferred credit includes the cash surrender value of all four policies on the shareholders who are parties to the agreement. At October 28, 1995, the Company has taken out loans against the cash surrender value of the three remaining policies in the sum of $1,843,000 to finance current capital requirements.

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

Note 5. Outstanding checks totaling $4,372,000 on October 28, 1995 were classified under current liabilities (as outstanding checks) and included in cash at October 28, 1995.

Note 6. Settlement of pre-petition liabilities resulted in debt forgiveness that is shown as an extraordinary item on the income statement. On October 29,1994 liabilities subject to compromise included disputed claim obligations where claim objections were filed with the Bankruptcy Court, which have subsequently been resolved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Brendle's operates 31 retail stores, which are merchandised as a group of specialty stores, under one roof, offering an in-depth selection of jewelry, gifts, electronics, housewares and juvenile products. Given the current competitive retail environment, Management has attempted to be proactive in an effort to strengthen the Company's niche in the marketplace. The Company has undertaken several strategies to achieve this goal, including, but not limited to, the following:

         During the third quarter of this Fiscal year the Company expanded its "store-within-a-store" concept by adding Brendle's "Party Universe" departments to its merchandise offering. The Party Universe departments offer a full array of party and paper products including, but not limited to, color coordinated drink-ware, plates, serving trays, gift wrap, theme party decorations, banquet supplies and seasonal departments (Valentines, Graduation, Halloween, Christmas, etc.). Party Universe is a franchised department, and as of October 28, 1995, is operating in twelve of the Company's stores. The Company plans to have a Party Universe department in all stores within the next year. Management elected to implement a franchised department of these product lines to take advantage of the franchiser's already existing marketing and merchandising resources. This assortment of consumable party goods and discount paper products is expected to increase traffic in the stores and complement the current selection of gifts for any occasion.

         Also during the third quarter, the Company completed the conversion to a fully integrated management information system. These systems link new point-of-sale ("POS") equipment in the stores and new merchandising, warehouse, inventory and financial control systems at the home office. Utilization of this modern technology will provide many benefits, including better customer service from improved POS equipment, enhanced sales analysis for merchandise selection and evaluation, merchandise-demand forecasting/ marketing information, effective linkage with suppliers for purchasing decisions and automatic replenishment and reorder systems to improve inventory performance.

         Also during the quarter, the Company completed the relocation of its Chapel Hill, North Carolina store to Cary, North Carolina , which is located in the Raleigh-Durham / Research Triangle Park area and opened its thirty-first store in Rock Hill, South Carolina.

Comparison of Operations

Third Quarter Fiscal 1996 Compared to Third Quarter Fiscal 1995

         Net sales for the third quarter of FYE January 1996, ("Fiscal 1996")were $29,505,000, a decrease of $3,166,000, or 9.7%, compared to the same period last year. This decrease reflects the relocation of the Chapel Hill, North Carolina store, which closed August 5, 1995 and did not reopen until October 12, 1995. Net sales also include sales from one new store opened for three days during the third quarter. Comparable store sales for the third quarter of Fiscal 1996 decreased 8.7%. The decrease in sales was due primarily to the weak retail climate and to a 6% reduction in the circulation of promotional flyers, which was necessary to offset paper and postage cost increases. Circulation will return to normal levels during the fourth quarter.

         Other income, which consists of miscellaneous non-recurring items, was $36,000 for the third quarter of Fiscal 1996 compared to $76,000 for the same period last year.

         The cost of merchandise sold in the third quarter of Fiscal 1996 was $22,510,000, compared to $25,035,000 for the same period last year. The decrease in cost of goods sold was primarily the result of the decrease in sales, as discussed above.

         Gross margin as a percentage of revenues was 23.8% for the third quarter of Fiscal 1996, compared to 23.6% for the same period last year. The improved gross margin percentage is a result of an increased jewelry mix.

         Selling, operating, and administrative expenses ("SO & A") for the third quarter of Fiscal 1996 and 1995 were $10,772,000 and $10,817,000 respectively. This decrease in SO & A expense is the result of operating one less store for eleven weeks of the quarter. SO & A expenses, as a percentage of revenues, increased to 36.5%, compared to 33.0% for the same period last year, primarily due to the decrease in total sales, as discussed above.

         Interest on capital leases for the third quarters of Fiscal 1996 and Fiscal 1995 was $42,000 and $121,000, respectively. Third quarter FYE 1996 lease interest is less because the Company's capital leases are nearing the end of term. For the third quarter of Fiscal 1996, fees associated with the Revolving Credit Facility of $127,000 are included in other interest. For Fiscal 1995, these fees were included in Reorganization Costs. Interest expense on other debt was $728,000, compared to $619,000 for the same quarter last year. This increase in interest expense is due to higher interest rates and increased borrowings under the Company's $45,000,000 Revolving Credit Facility.

         Gain from proceeds on insurance was $2,555,000 for Fiscal 1996, which resulted from life insurance proceeds on Patty B. Redway, a director of the Company, who died on September 29, 1995.

         Reorganization costs of $1,348,000 for the third quarter of Fiscal 1995 consists of costs associated with the Chapter 11 proceeding, Revolving Credit Facility fees of $119,000 and store closing expenses for stores closed in prior years. Because the Company has achieved consummation of its Plan of Reorganization, there were no reorganization costs for the third quarter of Fiscal 1996.

         Debt forgiveness recorded for the third quarter of Fiscal 1995 was $1,639,000. This amount represents the pre-petition debt forgiven under the Plan of Reorganization subsequent to April 29, 1994. The Company did not realize any debt forgiveness for the third quarter of Fiscal 1996.

         Net loss for the third quarter of Fiscal 1996 was $2,859,000, compared to a net loss of $4,462,000 for the third quarter of Fiscal 1995. Comparing the results of the third quarters of both years is somewhat complicated due to the unusual financial events of the bankruptcy proceedings and gain from life insurance proceeds as discussed above. Therefore, Management believes earnings
(loss) before interest, taxes, depreciation, amortization and reorganization items ("EBITDA") is a useful tool for measuring performance. EBITDA (loss) for the third quarter of Fiscal 1996 was ($3,741,000) compared with ($3,105,000) for the same period last year and is the result of the sales decline partially offset by the increase in gross margin percent and the reuctionin SO & A expenses.

         The Company's tax loss carry-backs were exhausted in Fiscal 1992, resulting in the loss of any tax benefit for the third quarter of Fiscal 1996. The loss carry-forwards will be used as future earnings allow.

First Nine Months Fiscal 1996 Compared to First Nine Months Fiscal 1995

         Net sales for the first nine months of FYE January 1996 were $83,534,000, compared with $91,361,000, an 8.6% decrease from the same period last year. The comparable store sales decrease was 8.9%, which was a result of the weak retail climate and the elimination of three promotional flyers in the first six months of this year.

         Other income, which consists of miscellaneous non-recurring items, was $269,000 for the first nine months of Fiscal 1996, compared to $138,000 for the same period last year.

         The cost of merchandise sold in the first nine months of Fiscal 1996 was $61,440,000, compared to $68,981,000 for the same period last year. The decrease in cost of merchandise sold was primarily the result of the decrease in sales as discussed above.

         Gross margin as a percentage of revenues was 26.7% for the first nine months of Fiscal 1996, compared to 24.6% for the same period last year. This increase in the gross margin percentage is the result of an increase in the jewelry sales mix, coupled with the Company's planned reduction in promotional and clearance sales.

         Selling, operating, and administrative expenses ("SO & A") for the first nine months of Fiscal 1996 and 1995 were $30,349,000 and $30,047,000, respectively. This increase is primarily the result of increased advertising costs resulting from increased paper and postage expenses and costs associated with the implementation of the Company's new management information system. SO & A expenses, as a percentage of revenues, increased to 36.2%, compared to 32.8% for the same period last year, primarily due to the decrease in total sales as discussed above.

         Interest on capital leases for the first nine months of Fiscal 1996 and Fiscal 1995 was $143,000 and $343,000, respectively. This interest expense is less because the Company's capital leases are nearing the end of term. For the first nine months of Fiscal 1996, bank fees of $416,000 are included in other interest. For Fiscal 1995, these fees were included in Reorganization Costs. Interest expense on other debt was $1,862,000, compared to $1,215,000 for the same period last year. This increase in interest expense is due to higher interest rates and increased borrowings under the Company's $45,000,000 Revolving Credit Facility.

         Gain on sale of facilities of $963,000 for Fiscal 1996 resulted from the sale of the Company's lease at its Chapel Hill, North Carolina store, which was relocated to Cary, North Carolina.

         Gain from proceeds on insurance was $2,555,000 for Fiscal 1996, which resulted from life insurance proceeds on Patty B. Redway, a director of the Company, who died on September 29, 1995.

         Reorganization costs of $2,194,000 for the first nine months of Fiscal 1995 consist of costs associated with the Chapter 11 proceeding, revolving credit facility fees of $263,000 and store closing expenses for stores closed in prior years. Because the Company has achieved consummation of its Plan of Reorganization, there were no reorganization costs for Fiscal 1996.

         Debt forgiveness recorded for the first nine months of Fiscal 1995 was $31,889,000. This amount represents the pre-petition debt forgiven under the Plan of Reorganization subsequent to April 29, 1994. The Company did not realize any debt forgiveness for Fiscal 1996.

         Net loss for the first nine months of Fiscal 1996 was $9,395,000, compared to a net income of $17,939,000 for the same period last year. Comparing the results of both years is somewhat complicated due to the unusual financial occurrences of the bankruptcy proceeding. For instance, the net income for the first nine months of Fiscal 1995 included reorganization costs of $2,194,000 and debt forgiveness of $31,889,000. The first nine months of Fiscal 1996 includes a gain on sale of facilities of $963,000 and a gain on life insurance proceeds of $2,555,000. Therefore, Management believes earnings (loss) before interest, taxes, depreciation, amortization, and reorganization items, and other gains ("EBITDA") is a useful tool for measuring performance.

         EBITDA (loss) for the first nine months of Fiscal 1996 was ($7,986,000) compared with ($7,529,000) for the same period last year.

         The Company's tax loss carry-backs were exhausted in Fiscal 1992 resulting in the loss of any tax benefit for the third quarter of Fiscal 1996. The loss carry-forwards will be used as future earnings allow.

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

         The Company's cash balance at October 28, 1995 was $2,903,000 compared to $2,600,000 at October 29, 1994 and is consistent with Management's expectations.

         Merchandise inventories were $72,159,000 at October 28, 1995, compared to $74,020,000 at October 29, 1994. The decline in inventories was primarily the result of a planned reduction in the number of units kept in stock.

         Current liabilities at October 28, 1995 were $62,885,000, compared with $58,301,000 at October 29, 1994. This increase is primarily due to an increase in vendor trade payables, reflecting increased credit terms from the Company's vendors and the recording of the potential liability for the redemption of Company stock from the Estate of Patty Brendle Redway as discussed below.

         The Company's liquidity was positively affected during the third quarter of Fiscal 1996 by the receipt of life insurance proceeds of $2,628,000 from the death of one of the majority shareholders. In April of 1986, prior to the initial public offering of the Company's Common Stock, all of the then shareholders of the Company (including Douglas D. Brendle, S. Floyd Brendle, Patty Brendle Redway, and William F. Cosby) entered into a Shareholders' Agreement with the Company. Therein, the shareholders agreed, among other things, to restrict the transfer of their Common Stock to any unrelated party (as defined) without the written consent of all remaining shareholders who are parties to the Agreement unless the transferring shareholder gives a right of first refusal to related parties (as defined) of the transferring shareholder and to the remaining shareholders who are parties to the Agreement, and such right of first refusal is not exercised. In addition, the Shareholders' Agreement gives the right, exercisable within nine months of death, to the personal representative of certain deceased shareholders who were parties to the Agreement, to cause the Company to redeem from the deceased shareholder's estate up to that number of shares of Common Stock of the Company owned by the deceased shareholder at his death valued at the average of the closing prices for the 20 trading days prior to the date of death not to exceed the life insurance proceeds received by the Company as a result of such death. The Company purchased life insurance on the lives of Douglas D. Brendle, S. Floyd Brendle, William F. Cosby and Patty B. Redway in the face amounts set forth as follows to fund the potential redemption of these shares: $5,000,000, $5,250,000, $3,070,000 and $3,000,000.

         Upon the death of Patty Brendle Redway, the Company received approximately $2,628,000 of life insurance proceeds, which represents the face value of the policy ($3,000,000), less outstanding loans against the policy and minor interest adjustments. The Estate of Mrs. Redway has the right, exercisable within nine months of death, to cause the Company to redeem from the Estate up to 1,912,667 shares of stock at $0.5163 per share totaling $988,000. This potential obligation to the Redway Estate totaling $988,000 has been recorded in the current liability section of the balance sheet with a corresponding reduction in stockholders' equity.

         On April 20, 1994, the Company received Bankruptcy Court approval for a five-year, $45,000,000 Revolving Credit Facility which was used to fund payments to creditors and to fund working capital, inventory purchases, capital expenditures, and other general corporate purposes. The $45,000,000 Revolving Credit Facility includes restrictions on capital expenditures, as well as standard covenants found in similar agreements. These include two financial ratio covenants: (1) current ratio, and (2) total liabilities to tangible net worth ratio. A discussion of the Company's compliance with these financial ratios is discussed below.

         Under the terms of the Revolving Credit Facility, the Company is required to maintain a current ratio of at least one and forty-five one hundredths to one (1.45:1.0), measured on a Fiscal quarter-end basis. The Company is also required to maintain a total liabilities to tangible net worth ratio of not more than two and one-tenth to one (2.1:1.0), measured on a Fiscal quarter - end basis.

         For the Fiscal quarter ended October 28, 1995, the Company's current ratio was one and twenty-nine hundredths to one (1.29:1.0), and the total liabilities to tangible net worth ratio was three and two hundredths to one (3.02:1.0), resulting in a technical event of default under the Revolving Credit Facility.

         The Company requested and has received a waiver from Foothill Capital Corporation for both the current ratio and total liabilities to tangible net worth covenant violations for the Fiscal quarter ended October 28, 1995. The Company's Management believes that sales in the fourth quarter and the subsequent pay down of vendor payables and the Revolving Credit Facility in the normal course of business will result in the compliance with terms in both financial covenants at the end of the fourth quarter ending January 27, 1996. Compliance with these covenant requirements in the future will be dependent primarily on the Company's operating performance.

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

         At October 28, 1995, the Company had borrowed $31,716,000 from the Revolving Credit Facility and had outstanding $1,635,000 in open letters of credit, for a total of $33,351,000. At October 28, 1995, the total available under the Revolving Credit Facility based on the borrowing base formula (65% of eligible inventory) was $40,681,000.

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

         In addition to cash used for operations, approximately $1,279,000 was also used for capital expenditures during the first nine months of Fiscal 1996. The Company anticipates Fiscal 1996 capital expenditures will be primarily for normal facility maintenance, store relocation, and various projects to improve information systems.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None

ITEM 5. OTHER INFORMATION On October 20, 1995, the Company attended a hearing before the NASDAQ Hearing Panel regarding its continued inclusion in the National Market System. The Company was granted an exception to continue to trade in the NASD National Market pursuant to the decision of the Hearing Panel on October 23, 1995. The Company has elected, however, to have the Company's stock trade on the NASDAQ Small Cap Market. The Company believes that the Small Cap Market will provide its shareholders with an adequate trading forum while, at the same time, avoiding future problems with compliance with the continuing inclusion requirements of the National Market System.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K




         A.        None

         B. On October 4, 1995, the Company filed a Form 8-K reporting that the Company's Common Stock would be traded on the NASD Bulletin Board System, commencing on or about October 5, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     BRENDLE'S INCORPORATED
                                                         (Registrant)



                                                     -----------------------
                                                     David R. Renegar
                                                     Vice President and
                                                       Chief Financial Officer

Date:  December 12, 1995