Form 10-K405
period 1996-01-27
BRENDLES INC
filed 1996-06-04
CIK 791851

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended January 27, 1996.

 [  ]     Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 (No FeE Required)

 For the transition period from                     to
 Commission file number

                             Brendle's Incorporated
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

        North Carolina                               56-497852
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

  1919 North Bridge Street, Elkin, North Carolina                  28621
- ------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (910) 526-5600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                Name of Each Exchange
                                            on Which Registered


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

Yes    X                    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: $1,772,609 based on the average of the high and low sales prices as of April 30, 1996, of the Registrant's Common Stock (which is the Registrant's only outstanding class of voting equity security) on the National Association of Securities Dealers Automated Quotation System for National Market Issues. The foregoing market value excludes the dollar amount attributable to shares of the Registrant's Common Stock held by certain executive officers and directors of the Registrant. A determination of "affiliate" status for a particular individual for the purpose of providing information in response to the foregoing inquiry shall not be deemed a determination of "affiliate" status for any other purpose.

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

                                                   Number outstanding at
            Class                                      April 30, 1996

Common Stock, $1.00 Par Value
        Per Share. . . . . . . . . . . . . . . .         12,756,284



Documents Incorporated by Reference:  None.

PART I

ITEM 1. BUSINESS

 DESCRIPTION AND DEVELOPMENT OF BUSINESS

General

         Brendle's Incorporated (the "Company") and its subsidiaries originated in 1919 as a rural supply company and the parent company was incorporated in 1947 in North Carolina. As of January 27, 1996, the Company operated 31 retail stores in North Carolina, South Carolina, Virginia, and Tennessee offering, for the most part, nationally advertised, brand-name merchandise at prices typically less than the manufacturers' suggested retail prices for such merchandise. The operation of these stores constitutes the sole industry segment in which the Company operates and the above-named southeastern states encompass its sole geographic area of operation. The Company's stores, have historically been operated under the name "Brendle's," and merchandised as if they were a group of specialty stores under one roof, and have historically offered in-depth lines of jewelry, consumer electronics, small appliances, photographic equipment, sporting goods, toys, gifts, house-wares, juvenile items, silver, crystal, lamps, clocks, and other miscellaneous products. All sales operations are the Company's and there are no leased department sales. On April 29, 1994, Brendle's Stores, Inc., the Company's wholly-owned operating subsidiary, was merged into the Company. See "Holding Company Status."

         Brendle's stores average approximately 50,000 square feet in size, approximately 59% of which is selling space. The stores generally are among the principal or so-called "anchor" tenants in strip shopping centers, as opposed to shopping malls. While many of the Company's stores are located in cities of less than 100,000 people, the Company has competed in larger markets including Greensboro, Raleigh, and Winston-Salem, North Carolina. During Fiscal 1994, the Company introduced its mail order business.

         The Company monitors its inventory and sales, both by store and by item, at cost, on a daily basis through its computerized management information system consisting of a central computer, point-of-sale terminals, and administrative terminals. Specific item data captured at point-of-sale using bar code and price look-up technology allows the Company's merchandising staff to monitor sales and inventory levels by reference to each inventory item's own stock-keeping number, thus enabling prompt response to rapidly selling or out-of-stock items. A typical store carries approximately 15,000 different types of inventory and is designed to direct customer attention and traffic to higher profit margin products such as jewelry and gifts.

         The Company sells few apparel or soft goods items. The Company believes that it has historically offered broader assortments of jewelry and other hard goods than are normally carried by other retailers of similar size. In addition, the Company maintains a program of direct import purchases of jewelry which assists in a more timely delivery and improved profit margins for jewelry products.

1992 CHAPTER 11 PROCEEDINGS

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

         Following the date the Chapter 11 proceeding was filed, the Company worked diligently to develop a Joint Plan of Reorganization (the "Plan") which set forth the payment terms to creditors and provided for other organizational and operational changes of the reorganized Company. An Order confirming the Plan was entered on December 20, 1993, for the Company and on December 23, 1993, for BSI. The Plan developed by the Company and confirmed by the Bankruptcy Court generally provided for the full payment of all claims of The CIT Group/Business Credit, Inc., the Company's debtor-in-possession lender, and all allowed secured claims, priority claims and administrative claims (as those claims were defined in the Plan). The Plan further provided that general unsecured creditors could elect to receive either (i) a cash payment equal in amount to fifty-two percent (52%) of the amount of their unsecured claim, or (ii) a Reorganization Note equal to eighty percent (80%) of their allowed unsecured claims. The Reorganization Notes, which are dated as of April 30, 1994, bear interest at the rate of eight percent (8%) per annum and are payable over a ten (10)-year term. For the first two (2) years, the Reorganization Notes will accrue interest only, and no payments are to be made to Reorganization Note holders. At the end of two
(2) years,
the principal amount of the Reorganization Notes, plus accrued but unpaid interest, are to be capitalized, and during the third year, interest on the capitalized principal balance shall be paid semi-annually. Thereafter, interest on the unpaid principal balance will be due and payable semi-annually. Annual principal payments are to be made at the end of years four (4) through ten (10) in their respective amounts as follows: 11%, 12%, 13%, 14.1%, 15.3%, 16.6%, and 18%. The Reorganization Notes also include standard default provisions. The creditors were solicited to make their election in November, 1993, and over 99% of the creditors, representing approximately $85 million in unsecured obligations, elected to receive the cash payment, with less than 1% of the creditors, representing approximately $160,000 in unsecured obligations electing to receive the Reorganization Notes. Reorganization Notes are unsecured obligations of the Company.

         In addition to the items set forth above, all general unsecured creditors received, with respect to their allowed claims, a pro rata distribution of stock in the Company, which, in the aggregate, constituted thirty-five percent (35%) of the outstanding stock of the Company at April 29, 1994, the date the Plan of Reorganization was substantially consummated.

         The Plan further provided that certain of the Company's creditors could appoint two (2) directors to serve on the Company's Board of Directors for a period of one (1) year following substantial consummation. The creditors appointed Robert D. Dunn and John A. Northen to serve as members of the Company's Board of Directors and these gentlemen continue to serve on the Company's Board of Directors. Information regarding these directors is set forth under Item 10 hereof entitled "Directors and Executive Officers of the Company."

1996 CHAPTER 11 PROCEEDING

         On April 16, 1996 the Company again filed a Chapter 11 reorganization petition in the United States Bankruptcy Court for the Middle District of North Carolina. The reorganization filing was necessitated by a series of significant strategic changes management determined to undertake as a result of a detailed analysis of its existing business, merchandise areas where management expected significant opportunity, and changes in the competitive landscape in the markets it served. As a result of this intense review, management decided, among other things, to close 18 of its 30 stores. From an immediate financial perspective, the store closure program resulted in a lease liability in excess of $12.0 million. Due to losses in Fiscal 1996 the Company's working capital was severely depleted. Taken together with the investment necessary to restructure itself both strategically and operationally, these short-term cash requirements put significant additional pressure on the Company's working capital.

         During the last six (6) years catalog showroom retailers and their hybrids across the country, like Brendle's, have fallen out of favor with customers. The successful development of two specific types of stores, "category killers" and large format retailers, and their expansion into many of the markets the Company has served well for decades, have provided the consumer with attractive alternatives to traditional retailers like the Company. The Company had developed a number of strategies to attempt to successfully compete with these companies, but continues to suffer from lagging sales and/or margins. From a merchandising perspective the Company has generally not made any significant changes. Management has now committed the Company to focusing on and investing in those businesses it believes it can profitably sell and, possibly, dominate in the markets it will serve.

         While the Company's first Chapter 11 proceeding succeeded in paring a substantial amount of debt from the balance sheet, and therefore providing the Company with a more appropriate capital structure, the Company did not significantly change its merchandise offering to counter the significant changes in the retail climate which had occurred. The Company believed it could continue to offer brand name merchandise at a discount and through changed promotion programs thwart the in-roads on its business being made by its competitors. The Company has continued, however, to lose ground to other retailers who positioned themselves as the retailer of choice in certain key categories such as consumer electronics, or as perceived price leaders in a wide array of merchandise.

         This reorganization being proposed for the Company now, is primarily intended to effect a substantial, strategic repositioning of the Company: what it sells, how it sells and where it will sell its goods. To a certain extent the Company has structured a merchandise strategy similar in nature to, and used to great success by, the category killers who now dominate consumer electronics, computer equipment and software, and sporting goods. The Company intends to have the dominant selection of merchandise in selected categories in its stores - and intends to be the destination store for these products in the markets it serves.


Current Status

         During the last five years the Company has experienced serious erosion in several of its businesses, most significantly in consumer electronics, toys and selected sporting goods. Huge increases in retail space and the shopping alternatives made available to the consumer have created an atmosphere where stores are cherry-picked for their offerings. This, in turn, has put tremendous pressure on merchandise categories which carry historically low margins even without any promotional activity. Generally, a substantial portion of the Company's business has been promotionally driven. The Company uses circulars which highlight particular products within merchandise categories as a central tenet of its advertising and promotion program, and as a primary means of attracting customer traffic in its stores.

         This strategy left the Company in the position of carrying a wide and expensive assortment of certain merchandise with limited opportunity for gross margin dollars and acceptable levels of return on investment. While in the past these businesses have generated considerable sales dollars, they nevertheless have failed to provide an adequate contribution to the Company to warrant their continuing existence. Management has made the decision to either exit from or substantially reduce its exposure to these businesses and to focus its resources on merchandise categories in which it believes it can provide the most compelling offering in the markets it serves.


Strategic Repositioning

         Management expects the elimination of these and other exited businesses to have a significant, positive effect on the Company's balance sheet and income statement. This strategy should result in a reduced inventory investment, an increase in gross margin percent, and an increase in gross margin return on investment. The elimination of these businesses creates another significant and positive impact as well, and that is the reduction of the competitive threat from certain large format retailers, including Wal Mart and K Mart, and "category killers." including Best Buy and Circuit City, from the Company's competitor landscape. Management believes that, for the first time in many years, a substantial portion of Brendle's merchandise offering will be somewhat insulated from national retailers.

         The strategic objective is for the Company to become a destination store for the home, for family and personal health in the markets it serves. Brendle's merchandise program will be centered around six core businesses which include jewelry, party goods, crafts, for the home, giftware and personal fitness or leisure. The Company expects to position itself to attempt to be the dominant player in the categories it offers in the markets it serves. Brendle's already enjoys this status in jewelry, for the home and giftware categories.

         Importantly, the merchandise shifts now underway and those soon to be implemented are all targeted to the consumer the Company is very familiar with - the 25 to 54 year old female with an average income range of $25,000 to $40,000 who CURRENTLY SHOPS at Brendle's. The Company will be offering products it has previously sold or are natural extensions to its business. Both the party goods and crafts business offer an additional dimension to the Company's merchandise mix, in that consumers for these categories make multiple purchases throughout the year. In fact, several crafts retailers report that 60% of their customers shop at the crafts store at least twice a month.

Go-Forward Stores

         In order to be successful in making the aforementioned merchandise changes, the Company requires a store base which demonstrates a reasonable per store cash contribution in the short-term as well as the opportunity for long-term returns. A number of criteria were established to evaluate the stores with the objective of reducing the store count to those which would provide the Company with the greatest financial return and which could best leverage off a substantially reduced corporate and distribution overhead structure. It was determined that 18 stores should be closed. In each of the last four (4) years the 12 go-forward stores outperformed the closed stores as measured by operating profit. In fiscal 1996 the 12 go-forward stores generated an average operating profit nearly 10 times that of the 18 closed stores and nearly five times that of the 16 stores which had been opened throughout the previous four (4) years.


INVESTMENT SPENDING

         There has been no material store investment spending for several years and the Company believes this lack of investment has impeded its performance. As an integral part of its merchandise strategy the Company plans to upgrade its stores to best serve both the product changes and the destination shopping environment. The existing layouts do not encourage the consumer to shop departments. Instead, the consumer is directed to buying specific products. The setting reinforces the image of Brendle's as a promotion or flyer driven retailer in which the consumer focuses on the items on sale. The environment does not offer the consumer the opportunity to walk through the store, evaluate the offering throughout a department and make a purchase. Impulse purchasing is an important element in the merchandise strategy and the new store formats encourage this type of shopping experience.


STORE CHANGES

         During the fiscal year ended January 27, 1996 ("Fiscal 1996"), the Company relocated the Chapel Hill store to Cary, North Carolina and opened a store in Rock Hill, South Carolina. As part of the Company's restructuring, the Company closed a Greensboro, North Carolina store in February, 1996. The 1996 strategic restructuring plan (the "1996 Strategic Plan") will close 18 stores located in Greensboro, Cary, Concord, Jacksonville, Roanoke Rapids, Wilmington, New Bern, Fayetteville, Winston-Salem, Enka and Raleigh [two (2)], North Carolina; Rock Hill, Spartanburg, and Florence, South Carolina; Roanoke and Christiansburg, Virginia; and Kingsport, Tennessee.


DISTRIBUTION CENTER

         The Company's distribution and warehousing activities have been conducted principally through a distribution center which it previously owned. The distribution center contains in excess of 388,000 square feet and is located in Elkin, North Carolina. Due primarily to the reduction of the number of stores that the Company operated, management of the Company determined that it no longer required 388,000 square feet of distribution space. Consequently, the Company sold the distribution center on January 31, 1994, for a purchase price of $5,250,000. Under the terms of the sale, the Company was permitted to lease back from the purchaser approximately 224,000 square feet of the distribution facility. The terms of the lease provided that the Company pay initial annual rent in the amount of $504,000 with increases annually fixed in accordance with the lease terms. The initial term of this lease will expire on January 31, 2003. The net sale proceeds of the distribution center were used to pay the Company's secured lenders who had perfected security interests in the distribution center securing pre-petition debt. The 1996 strategic plan will result in a further reduction of distribution space required. The Company plans to further downsize the existing distribution center or move the distribution function.


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

         As a component of the Company's substantial consummation of its Plan of Reorganization, Brendle's Stores, Inc. was merged into the Company effective as of April 29, 1994. Management of the Company believed that this merger would help to streamline its operations and that the benefits once available to the Company through the holding company structure no longer provided the Company with sufficient operational efficiencies to justify the expense of remaining separate. The Company merged all subsidiaries into the Company prior to June 30, 1994.


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


REVENUES, PROFITS, ASSETS, WORKING CAPITAL AND OTHER FINANCIAL ITEMS

         For information relating to changes in revenues, profits, assets, working capital and its components and other financial information, reference is made to Management's Discussion and Analysis appearing under Item 7 of this Annual Report on Form 10-K and incorporated herein by reference and to the Company's financial statements and the related notes and schedules thereto which appear under appropriate captions elsewhere in this Annual Report on Form 10-K.


CUSTOMERS

         No material part of the business of the Company is dependent on a single customer or a limited number of customers or a group of commonly controlled or affiliated customers. No purchases by any such customer or group comprised 10% or more of the total revenues of the Company for the fiscal year ended January 27, 1996.

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


EMPLOYEES

         As of January 27, 1996, the Company had approximately 1,591 employees. The Company considers its relations with its employees to be satisfactory.

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

Name                                  Age       All Positions and Offices with Periods of Service
                                                and business experience for last five years (1)
Joseph M. McLeish, Jr.                47        President and Chief Executive Officer of the Company since
                                                February, 1995; President of Merchandisers Association,
                                                Inc. from January, 1992 to February, 1995; Executive
                                                Director of Merchandisers Association, Inc. from February,
                                                1991 to December, 1991; Vice President of David Weis
                                                Wholesale Jewelers, Inc. from January, 1980 to February,
                                                1991.
William V. Grady(2)                   49        Senior Vice President of Marketing - Advertising and Store
                                                Operations of the Company from December, 1992 to
                                                December, 1995.  National Director of Field Marketing for
                                                General Electric Capital Corporation from February, 1988,
                                                to December, 1992.  Previously Mr. Grady was Operating
                                                Vice President of Marketing and Sales Promotion for
                                                Service Merchandise.  Prior to Service Merchandise, Mr.
                                                Grady retired from Lowe's Companies, Inc., holding a
                                                variety of positions over 19 years.

David R. Renegar                      44        Vice President and Chief Financial Officer of the Company
                                                since February, 1992.  Treasurer of the Company since
                                                April, 1990; Secretary and Controller of the Company since
                                                February, 1986.








Gregory S. Stegall                    44        Senior Vice President of Merchandising for the Company
                                                since April, 1995; Vice President of Jewelry Merchandising for the Company from August, 1994 to March, 1995;
                                                Divisional Vice President - Jewelry for the Company from
                                                July, 1989 to August, 1994.


(1) Each executive officer of the Company held the identical offices with Brendle's Stores Inc., previously a wholly owned subsidiary of the Company which was merged into the Company effective April 29, 1994. Brendle's Stores, Inc. previously owned the substantial part of the operating assets of the Company.

(2) William V. Grady served as the Company's Vice President of Marketing - Advertising and Store Operations from December 1992 to December 1995 when he resigned his position with the Company.

ITEM 2. PROPERTIES

         The corporate headquarters and principal executive offices of the Company are located at 1919 North Bridge Street, Elkin, North Carolina 28621 in leased premises of approximately 121,000 square feet under a lease, with an affiliate of the Company, scheduled to expire on September 30, 2000, with options to renew for up to 20 additional years.

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

         Set forth below is a list of all the Company's stores open on January 27, 1996, the cities in which the stores are located, the year in which the stores were first opened in that city, and their present approximate square footage, separately indicating both selling space and warehouse (storage) space at each store. Certain stores have changed or may change locations within a given city.

Year of                                              Approximate                Approximate
Store Open-                                          Selling Area               Warehouse           Total
ing in                                               Square                     Square              Square
City              Location                           Footage                    Footage             Footage
- ----              --------                           -------                    -------             -------
1967     ( 1)     Elkin, NC                           30,418                    11,305              41,723
1968     ( 2)     Winston-Salem, NC                   25,000                    35,000              60,000
1971     ( 3)     Hickory, NC                         30,000                    32,000              62,000
1972*    ( 4)     Greensboro, NC                      28,500                    21,500              50,000
1976     ( 5)     Asheville, NC                       33,000                    37,000              70,000
1977*    ( 6)     Kingsport, TN                       23,100                    14,700              37,800
1978*    ( 7)     Concord, NC                         30,277                     7,881              38,158
1978*    ( 8)     Raleigh, NC                         32,067                    27,933              60,000
1978*    ( 9)     Winston-Salem, NC                   22,000                     5,000              27,000
1980     (10)     Burlington, NC                      35,000                    25,000              60,000
1982     (11)     Wilson, NC                          30,993                    29,007              60,000
1982     (12)     Myrtle Beach, SC                    30,993                    29,007              60,000
1982*    (13)     Raleigh, NC                         28,700                    35,300              64,000
1982**   (14)     Greensboro, NC                      32,000                    31,747              63,747
1983*    (15)     Jacksonville, NC                    23,000                    29,861              52,861
1983*    (16)     Roanoke, VA                         33,468                    16,532              50,000
1985     (17)     Boone, NC                           30,000                    27,000              57,000
1985     (18)     Kinston, NC                         28,516                    33,101              61,617
1985*    (19)     Roanoke Rapids, NC                  30,000                    21,000              51,000
1985     (20)     Salisbury, NC                       28,779                    15,221              44,000
1985     (21)     Anderson, SC                        27,500                    12,500              40,000
1985*    (22)     Spartanburg, SC                     21,500                    23,500              45,000
1985*    (23)     Florence, SC                        29,248                    10,752              40,000
1986*    (24)     Enka/Candler, NC                    27,263                    26,390              53,653
1987*    (25)     Wilmington, NC                      28,993                    21,007              50,000
1988     (26)     Greenville, NC                      28,993                    21,007              50,000
1989*    (27)     Christiansburg, VA                  29,248                    10,752              40,000
1989*    (28)     New Bern, NC                        24,241                     5,759              30,000
1990*    (29)     Fayetteville, NC                    29,248                     5,064              34,312
1995*    (30)     Cary, NC                            44,000                    10,000              54,000
1995*    (31)     Rock Hill, SC                       60,000                     7,000              67,000


TOTAL FOR 31 OPEN STORES                             936,045                    638,826          1,574,871

* These stores are planned to close in Fiscal 1997 as a result of the 1996 Strategic Plan.
**This store was closed in February, 1996.

         The Company owned in fee two of these stores, one each in Salisbury and Enka, North Carolina. These stores are not pledged and encumbered under the terms of the Company's revolving credit facility with Foothills Capital Corporation; however, they may at some future date become additional collateral for the loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity." Thirteen (13) of these stores are leased from an affiliate of the Company, and the remaining fifteen (15) stores are leased from third parties.

         For a discussion of capital and operating lease commitments for the Company's stores, equipment and corporate headquarters facility, reference is made in Notes to Consolidated Financial Statements, which discussion is incorporated herein by reference.

         The Company plans to close (18) low or marginal performing stores in Fiscal 1997. The closing stores are located in Greensboro, Cary, Concord, Jacksonville, Roanoke Rapids, Wilmington, New Bern, Fayetteville, Winston-Salem, Enka and Raleigh [two (2)], North Carolina; Rock Hill, Spartanburg, and Florence, South Carolina; Roanoke and Christiansburg, Virginia; and Kingsport, Tennessee.

         Leases on stores planned to be closed during Fiscal 1997 will be rejected or assumed and assigned to third parties pursuant to Bankruptcy Court orders.


ITEM 3.  LEGAL PROCEEDINGS.

         On April 16, 1996, Brendle's filed a Voluntary Petition with the United States Bankruptcy Court for the Middle District of North Carolina instituting a Chapter 11 reorganization proceeding. The case has been assigned number B-96-50495C-11W. Subsequent to the filing, pursuant to motions filed by Brendle's, the United States Bankruptcy Court authorized the closing of 18 stores and the liquidation of the inventory located in those stores through going out of business sales. Also, pursuant to Motion filed by Brendle's, an Order has been entered approving interim post-petition financing from Foothill Capital Corporation in the amount of $25,000,000. It is anticipated that a Final Order will approve post-petition financing in an approximate amount of $12-15 million which the Company feels will be adequate for the needs of the Company while it is a debtor-in-possession. In addition to the official unsecured creditors committee which is routinely appointed in Chapter 11 reorganization cases, the United States Bankruptcy Court, pursuant to a motion filed by Brendle's, has also approved the formation of an official Equity Security Holders Committee, which is now actively functioning in the Chapter 11 proceeding. During the course of court proceedings, Brendle's has announced on the record that it intends to file its plan of reorganization prior to August 14, 1996, which is the last day of the original exclusivity period.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of the Company's fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the NASDAQ National Market system under the symbol BRDL. At January 27, 1996, there were approximately 2,625 shareholders of record. The Company has not declared any cash dividends since January 31, 1983. The current policy of the Board of Directors is to retain earnings in order to help finance the development of the Company's business.

         The following table shows quarterly high and low prices for the common stock from January 28, 1995 to January 27, 1996.


                                       FISCAL YEAR                                        Fiscal Year
                                           1996                                               1995

                                HIGH                   Low                          High                    Low
First Quarter                   $ 1                   $ 3/8                        $ 1 7/8                $ 1 1/4

Second Quarter                 $ 7/8                  $ 1/2                        $ 2 1/8                $ 1 1/2

Third Quarter                  $ 5/8                  $ 5/16                       $ 2 1/8                $   7/8

Fourth Quarter                 $ 5/8                  $ 7/32                       $ 1 1/8                $   9/16

ITEM 6.  SELECTED FINANCIAL DATA.


SELECTED FINANCIAL DATA.

The following selected financial data of Brendle's at and for each year in the five-year period ended January 27, 1996, have been extracted from audited financial statements filed with the Securities and Exchange Commission. The selected financial data should be read in conjunction with Management's Discussion and Analysis and Brendle's consolidated financial statements and the notes thereto.

(In thousands, except share, per share and ratios and rates data)


                                             1996           1995           1994            1993           1992
                                             ----           ----           ----            ----           ----
RESULTS OF OPERATIONS:
   Revenues                              $  154,581     $  166,520      $  171,073     $  235,090      $ 301,359
   Income (loss) before interest,
     depreciation, amortization,
     restructuring and taxes
     (OPEARN)                                (1,911)          (432)          2,487         (3,216)         6,457
   Net income (loss)                         (8,663)        21,963  (a)    (19,619) (a)   (19,899)(a)    (26,374) (a)
   Net income (loss) per share                 (.68)          1.88           (2.36)         (2.45)         (3.28)

RATIOS & RATES:
   Gross margin to total revenues              25.64%        25.62%          26.92%         28.16%         26.63%
   Selling, operating and
     administrative expenses to
     total revenues                            29.22%        25.88%          25.47%         29.53%         24.49%
   OPEARN to total revenues                    (1.24%)        (.26%)          1.45%        (1.37)%          2.14%
   Effective tax rate                             --            --             --             --              (7)%
   Net income (loss) to total revenues         (5.60%)       13.19%        (11.47)%        (8.46)%         (8.75)%
   Current ratio                                1.55          2.10           0.93           0.91            1.32
   Weighted average shares outstanding        12,757        11,671          8,297          8,120           8,041
   Number of shareholders                     2,625          2,607          1,130          1,138          1,163
   Number of stores                              31             30             30             43             52

FINANCIAL POSITION:
   Inventories                           $   50,147     $   48,451      $   54,133     $   57,893      $  78,757
   Working capital                           19,093         27,506              (b)            (b)        21,216
   Total assets                              61,988         62,128         107,563        147,487        136,591
   Long-term obligations (c)                  2,242          2,713              (b)            (b)        14,973
   Shareholders' equity                      24,806         34,357           5,460         24,766         44,172
   Book value per share                        1.95           2.94            0.66           3.05           5.49
   Sales per square foot of selling space       189            187             187            160            185


(a) Net income (loss) has been reduced/increased by $3,473,000, $16,090,000, $4,572,000, and $20,350,000 as a result of the provision for restructuring for the years ended January 28, 1995, January 29, 1994, January 30, 1993, and February 1, 1992, respectively. There was no provision for restructing during fiscal 1996.
(b) Not applicable. The majority of the amounts comprising this item have been reclassed to liabilities subject to compromise.
(c)    Includes both long-term debt and capitalized lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         On November 22, 1992, the Company filed for protection under Chapter 11 of the Bankruptcy Code. While in Chapter 11, the Company closed twenty-one of its fifty stores, sold its distribution center, leased back approximately 62% of the square footage in the distribution center, downsized the corporate overhead structure and adjusted the existing catalog showroom and merchandising mix. The Company emerged from Chapter 11 on April 20, 1994, and has continued to operate the business under the catalog showroom format. Due to the weak retail environment during the 1995 Christmas selling season and the continued decline in the popularity of the catalog showroom format, and competition in the general merchandise categories, the Company has decided to implement a significant restructuring of its merchandising strategy. The restructuring is planned to be implemented under Chapter 11 of the Bankruptcy Code by virtue of its petition filed on April 16, 1996.

         Management is in the process of evaluating markets and has indicated its intention to close 18 of its 30 stores, reduce corporate office staffing and implement other cost control measures. Management has announced its intention, subject to Board of Directors and Bankruptcy Court approval, to reformat the Company's stores in an attempt to market the Company as a destination shopping point. The Company will focus on jewelry, housewares, small appliances, ready-to- assemble furniture, gifts, crafts, party goods and health and fitness items. Management believes these changes in the Company's focus and merchandise mix will facilitate the Company's return to profitability.


Comparison of Operations

         Net sales for the fiscal year ended January 27, 1996 ("Fiscal 1996") were $154,242,000 compared to net sales of $166,278,000 for the fiscal year ended January 28, 1995 ("Fiscal 1995"), a decrease of $12,036,000, or 7.2%. This decrease in sales was the result of a comparable store sales decrease of 8.2% offset by sales from a net one new store opened during Fiscal 1996. This decrease in the comparable store sales was primarily the result of a planned decrease in promotional activity during the first six months of Fiscal 1996, heavy competition in general merchandise categories, and a generally weak retail environment. Net sales for Fiscal 1995 were $166,278,000 compared to $170,345,000 for Fiscal 1994, a decrease of $4,067,000, or 2.4%. This decrease in sales resulted primarily from operating 13 fewer stores during the first four months of Fiscal 1995 compared to Fiscal 1994.

         The Company's business is a seasonal one with a significant portion of its sales occurring in the fourth quarter of the Fiscal year. Fourth quarter revenues accounted for 45.8% of total revenues in Fiscal 1996, compared to 45.1% of total revenues in Fiscal 1995 and 42.5% in Fiscal 1994.

         Other income for Fiscal 1996, 1995 and 1994 was $339,000, $242,000 and
$728,000, respectively. Fiscal 1996 other income included miscellaneous receipts from prior bad debt recovery and other nonrecurring items. Fiscal 1995 other income included miscellaneous receipts from sale of scrap materials, NSF check fees, and other non-recurring items. Fiscal 1994 other income included non-recurring items such as rental income from the distribution center and prior-year bad debt recovery.

         The Cost of Merchandise Sold in Fiscal 1996 was $114,952,000, or $8,899,000 less than Fiscal 1995 primarily due to the sales decline discussed above. The gross margin as a percentage of revenues for Fiscal 1996 was 25.6% compared to 25.6% for Fiscal 1995.

         Selling, Operating and Administrative expenses ("SO & A") for Fiscal 1996 were $45,167,000, compared to $43,026,000 for Fiscal 1995. This increase in SO & A is primarily the result of higher advertising expense due to increased paper costs. SO & A expenses, as a percentage of revenues, were 29.2% and 25.8%, respectively, for Fiscal 1996 and Fiscal 1995.

         Depreciation and amortization expense for Fiscal 1996 and Fiscal 1995 was $3,190,000 and $3,561,000, respectively. Expenses for fixed asset depreciation and amortization are less because certain assets have become fully depreciated.

         Interest on Capital Leases for Fiscal 1996, Fiscal 1995 and Fiscal 1994 were $168,000, $454,000 and $756,000, respectively. Store leases that have been renewed during the current year will be accounted for as operating leases and all remaining capital leases are in the later years of their term resulting in a book expense reduction.

         Bank fees and interest expense on debt other than Capital Leases were $3,394,000, $2,484,000 and $383,000 for Fiscal 1996, 1995 and 1994,
respectively. The increase in interest expense since Fiscal 1994 is due to borrowings under the Company's $45 million revolving credit facility and increased interest rates. The borrowings increased because, upon emerging from Chapter 11, the Company paid its creditors approximately $48.0 million of which the Company had approximately $30 million in cash. The balance of the payments to creditors, as well as the Company's working capital needs for Fiscal 1995, were funded from the Company's $45 million revolving credit facility. Fiscal 1994 interest reflected the fact that the Company discontinued accruing interest on its interest-bearing , pre-petition debt obligations on the petition date in accordance with the Bankruptcy Code and AICPA Statement of Position 90-7 (Financial Reporting by Entities Reorganization under the Bankruptcy Code).

         Reorganization costs for Fiscal 1995 of $3,473,000 include professional fees associated with the 1992 Chapter 11 Proceedings, expenses for stores closed in prior years and employee severance costs.

         Gain on sale of facilities of $1,026,000 for Fiscal 1996 resulted from the sale of the Company's lease at its Chapel Hill, North Carolina store, which was relocated to Cary, North Carolina, the sale of a portion of the warehouse at the store in Enka, North Carolina and other retirements of fixtures and equipment in the ordinary course of business.

         Gain from proceeds on life insurance was $2,601,000 for Fiscal 1996 which resulted from life insurance proceeds on Patty B. Redway, a director of the Company, who died on September 29, 1995 and proceeds from the death of another employee of the Company.

         Debt Forgiveness for Fiscal 1995 was $32,367,000. This amount represents pre-petition debt of $39,630,000 that was forgiven under the Plan of Reorganization, reduced by $7,263,000, the ascribed value at the date of issuance of 4,469,191 shares of stock issued to the Unsecured Creditors per the Plan of Reorganization

         Net loss for Fiscal 1996 was ($8,663,000), or ($.68) per share, compared to net income/loss for Fiscal 1995 and Fiscal 1994 of $21,963,000 and ($19,619,000), or $1.88 and ($2.36) per share, respectively. The Fiscal 1996 loss included a gain on sale of facilities of $1,026,000 and a gain from life insurance proceeds of $2,601,000. The net income for Fiscal 1995 reflects reorganization costs of $3,473,000 and debt forgiveness of $32,367,0000, both a result of the Company's Chapter 11 Proceeding. The Fiscal 1994 net loss reflected reorganization costs from the Chapter 11 proceeding and store closings of $16,090,000.

         EBITDA (loss) for Fiscal 1996 was ($5,538,000) compared to ($357,000) for Fiscal 1995. Management believes earnings (loss) before interest, taxes, depreciation, amortization and reorganization items ("EBITDA") is a useful tool for measuring performance.


Liquidity and Capital Resources

        Net cash used by operating activities was $5.6 million for Fiscal 1996 compared to $2.1 million provided by operations for Fiscal 1995. The decrease in the current year cash flow was due primarily to the increase in the operating loss due to the weak retail environment during the Christmas season, as discussed in the Comparison of Operations. The Company's cash balance at January 27, 1996 was $1.4 million compared to $1.8 million at January 28, 1995. Merchandise inventories were $50.1 million at January 27, 1996, compared to $48.5 million at January 28, 1995. The increase in inventory was primarily due to the Company operating 31 stores on January 27, 1996, compared to 30 stores on January 28, 1995.

        Current liabilities at January 27, 1996 were $34.9 million, compared to $25.1 million at January 28, 1995. This increase in current liabilities is due primarily to increased borrowings under the Company's revolving credit facility, the result of the operating loss for Fiscal 1996; and increased account payables resulting from improved vendor terms.

        On April 20, 1994, the Company received Bankruptcy Court Approval for its five (5)-year, $45 million revolving credit facility which was used to fund payments to creditors and to fund working capital, inventory purchases, capital expenditures, and other general corporate purposes. The revolving credit facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements. These include two financial ratio covenants: (1) current ratio, and (2) total liabilities to tangible net worth ratio. At January 27, 1996, the Company was in compliance with all covenants.

        Under the revolving credit facility, the lender agreed to make revolving loans and issue or guarantee letters of credit for the Company in an amount not exceeding the lesser of the Borrowing Base (as defined in the Loan Agreement), or $45.0 million. The revolving credit facility included a sublimit of $10 million for documentary and stand-by letters of credit.

        The revolving credit facility provided that each loan shall bear interest at a rate of prime plus two (2.00) percentage points. Interest on these loans were payable monthly in arrears on the first day of each month. Also, under the revolving credit facility, the Company paid an unused line fee for an amount equal to one-half of one percent (.50%) per annum on the unused portion of the revolving credit facility and a letter of credit fee equal to two and one-half percent (2.5%) per annum on the average daily balance of the aggregate undrawn letters of credit and letter of credit guarantees outstanding during the immediately preceding month and certain other fees. The revolving credit facility also required an annual facility fee equal to one-half of one percent (.50%) of the maximum amount of the facility payable on each anniversary of the Facility closing date and a monthly servicing fee of $3,500 per month. The Company also paid an initial, one-time fee of $450,000 in order to establish the revolving credit facility.

        At January 27, 1996, the Company had borrowed $22,275,000 from the revolving credit facility and had outstanding $1,515,000 in open letters of credit, for a total of $23,790,000. At January 27, 1996, the total available under the Facility based on the borrowing base formula was $25,089,000.

        Due to the net operating loss for Fiscal 1996, coupled with the working capital requirements of a thirty-store operation, it was Management's opinion that the funds available under the revolving credit facility, based on the borrowing base formula would not be adequate to fund the Company's cash requirements for Fiscal 1997.

        On April 16, 1996, the Company filed a Voluntary Petition for relief under Chapter 11 of the Federal Bankruptcy Code in the U. S. Bankruptcy Court for the Middle District of North Carolina. Under the Chapter 11 Proceeding, the Company plans to implement a significant restructuring of its merchandise strategy. The Plan also calls for closing eighteen of the Company's 30 stores. Proceeds from liquidation of the stores will be used to pay down the Company's revolving credit facility and fund the Plan of Reorganization. The Company feels that the funds generated from the liquidation of the eighteen stores and the Debtor-In-Possession Financing Agreement will be adequate to cover capital expenditures and working capital requirements.

        On April 30, 1996, the Company received Bankruptcy Court Approval for a one-year $25 million Debtor-In-Possession Revolving Credit Facility ("DIP Facility") to be used to retire Foothill's pre-petition secured loan and, to the extent necessary, fund working capital requirements. The $25 million DIP Facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements. These include two financial ratio covenants: (1) current ratio, and (2) total liabilities to tangible net worth ratio.

        Under the DIP Facility, the lender agrees to make revolving loans and issue or guarantee letters of credit for the Company in an amount not exceeding the lesser of the Borrowing Base (as defined in the Loan Agreement), or $25 million. The maximum borrowing capacity will be reduced to $15 million by June 2, 1996. The DIP Facility includes a sublimit of $2 million for documentary and stand-by letters of credit.

        The DIP Facility provides that each loan shall bear interest at a rate of prime plus two (2.00) percentage points. Interest on these loans shall be payable monthly in arrears on the first day of each month. Also, under the DIP Facility, the Company pays an unused line fee for an amount equal to one-half of one percent (.50%) per annum on the unused portion of the DIP Facility and a letter of credit fee equal to two and one-half percent (2.5%) per annum on the average daily balance of the aggregate undrawn letters of credit and letter of credit guarantees outstanding during the immediately preceding month and certain other fees. The DIP Facility also requires a monthly servicing fee of $3,500 per month. The Company also paid a one-time fee of $150,000 in order to establish the DIP Facility.

        In Fiscal 1996, the Company used approximately $2,274,000 for capital expenditures. The Company anticipates capital expenditures for Fiscal 1997 of approximately $1,300,000, primarily for normal facility maintenance and the refurbishing of the twelve (12) go-forward stores in accordance with the Company's 1996 strategic plan.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             The following financial statements are filed with this Form 10-K Annual Report:

             Report of Independent Accountants

             Consolidated Balance Sheets at January 27, 1996, and
               January 28, 1995

             Consolidated Statements of Operations for the three years
               ended January 27, 1996

             Consolidated Statements of Changes In Shareholders' Equity for the
               three years ended January 27, 1996

             Consolidated Statements of Cash Flows for the three years
               ended January 27, 1996

             Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             No such changes in accountants or disagreements on accounting or financial disclosure occurred in fiscal 1996 or 1995.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

             The information as to executive officers is set forth in Part I hereof under the caption "Executive Officers of the Company." The additional information required by this item is set forth below:

             Set forth below are the names of the members of the Board of Directors, their principal occupation or employment during the past five years, all their positions with the Company, the Common Stock of the Company beneficially owned by each of them as well as that beneficially owned by all directors and executive officers as a group, in each case as of April 15, 1996, and certain other information with respect to such directors

                                                                                 Director               Common
                                                                                    of                   Stock
                                          Principal Occupation for Past 5        Company              Beneficially      % of
Name                              Age      Years and other Information(1)         Since                 Owned(2)       Class
- ----                                       ---------------------------            -----                 -----          -----


Douglas D. Brendle                67     Chairman of the Board of                1954              2,102,816(6)        16.5%
                                         Directors of the Company
                                         from February, 1986 to
                                         February, 1995; Chief
                                         Executive Officer of the
                                         Company from
                                         November, 1984, to June
                                         2, 1992, and from
                                         January 13, 1993, to
                                         present; President of the
                                         Company from
                                         November, 1984, to June,
                                         1989, and from April 13,
                                         1993, to present.(3)(4)(5)

S. Floyd Brendle                  65     Executive Vice President                1954              1,723,515(7)        13.5%
                                         of the Company from
                                         November, 1984, to
                                         February, 1989, and from
                                         January 13, 1993, to
                                         April 13, 1993.(3)(5)







William F. Cosby(9)               55    President and Chief                      1973                 450,797         3.5%
                                        Operating Officer of the
                                        Company from January, 1993 to April,
                                        1993; Senior vice President of the
                                        Company from February, 1986 to June,
                                        1989; for in excess of one year prior
                                        thereto he was Vice President of the
                                        Company.

Stephen T.                        52    President and Chief                      1995                      -0-           *
Westerfield(10)                         Executive Officer of STW
                                        International, a retail
                                        consulting firm since
                                        October, 1992; President
                                        and Chief Executive Officer
                                        of Office Mart Holdings
                                        Corp. from June, 1989 to
                                        October, 1992; Executive
                                        Vice President of Silo, Inc.,
                                        a consumer electronics
                                        retailer from June, 1987 to
                                        June, 1989. (9)


John A. Northen                  45     Partner in the law firm of              1994                       -0-
                                        Northen, Blue, Rooks,
                                        Thibaut, Anderson &
                                        Woods, located in Chapel
                                        Hill, North Carolina.(11)

Robert R. Dunn                   49     President of The Finley                 1994                       -0-
                                        Group, Inc., a turn-
                                        around management firm
                                        located in Charlotte,
                                        North Carolina, since
                                        October, 1993; Vice
                                        President of The Finley
                                        Group, Inc., since
                                        1986.(11)

Patty Brendle                    68     Director of the Company                 1984               749,858(13)         5.8%
Redway(12)                              from 1984 until her death
                                        on September 29, 1995.(5)








- ------------------------------
All directors and                ___            ___                             ___              5,665,850(14)        44.4%
officers as a group (9
persons, including the
above)(1)


- -------------------------------------------------------------------------------

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

        (5) By virtue of their stockholdings in the Company, positions with the Company and family relationships, including relationships by marriage, each of Douglas D. Brendle, S. Floyd Brendle, and the estate of Patty Brendle Redway may be deemed to be a controlling person of the Company within the meaning of the rules of the Securities and Exchange Commission.

        (6) The information as to beneficial ownership set forth in footnote (3) under Item 12 is incorporated herein by reference.

        (7) The information as to beneficial ownership set forth in footnote (5) under Item 12 is incorporated herein by reference.

        (9) Mr. Cosby resigned from the Board on September 8, 1995.

        (10) Mr. Westerfield resigned from the Board on March 22, 1996.

        (11) Mr. Northen and Mr. Dunn became members of the Board of Directors upon substantial consummation of the Company's Plan of Reorganization on April 29, 1994. The Plan of Reorganization provided that certain of the Company's creditors had the right to appoint two individuals to the Company's Board of Directors for a period of one (1) year following substantial consummation. Mr. Northen and Mr. Dunn have filled these positions and continue to serve as members of the Board of Directors.

        (12) Patty Brendle Redway was the widow of J. Harold Brendle, who was the brother of Douglas D. Brendle and S. Floyd Brendle. Ms. Redway passed away on September 29, 1995.

        (13) The information as to beneficial ownership set forth in footnote
(6) under Item 12 is incorporated herein by reference.

        (14) Includes 16,460 shares which may be acquired upon the exercise of options exercisable April 30, 1996, or within 60 days thereafter. Also includes certain shares as to which beneficial ownership is disclaimed by certain directors and officers as referred to in these footnotes.


Committees

     The Board of Directors has an Audit Committee consisting of Robert R. Dunn and John A. Northen. The Audit Committee recommends matters involving the engagement and discharge of independent auditors, directs and supervises special investigations, reviews the plans for and results of the Company's procedures for internal auditing, and reviews the adequacy of the Company's system of internal accounting controls.

     Other standing committees of the Board of Directors include the Stock Option Committee, which administers the Company's stock option plans; the Stock Appreciation Rights Committee, which administers the Company's Unaffiliated Director Stock Appreciation Rights Plan; the Unaffiliated Directors Committee, which reviews and approves or disapproves certain transactions between the Company and any of its affiliates; and the Compensation Committee, which reviews and approves or disapproves certain compensation and employee benefit matters and makes recommendations to the full Board of Directors regarding compensation in general. The Stock Option Committee consists of Douglas D. Brendle and S. Floyd Brendle. The Unaffiliated Directors Committee consists of Robert R. Dunn and John A. Northen. The Compensation Committee consists of Douglas D. Brendle and S. Floyd Brendle. There is a nominating committee of the Board of Directors on which Douglas D. Brendle alone serves.

     During the fiscal year ended January 27, 1996, the Board of Directors held a total of eight meetings. The Compensation Committee met four times, and the Audit Committee and Unaffiliated Directors Committee each met once. Also during such fiscal year, no director attended fewer than a total of 75% of the aggregate of all meetings of the Board of Directors and all meetings held by all committees of the Board of Directors on which he served.

     Each of the directors receives a standard fee of $10,000 annually for service as a director plus $500 for each Board of Directors' meeting attended. Members of the Audit Committee and the Compensation Committee receive $250 for each meeting attended.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table presents information relating to total compensation during the fiscal year ended January 27, 1996, of the Chief Executive Officer, Joseph M. McLeish, Jr. and the Company's Senior Vice President (as of January 27, 1996), William V. Grady and two of the Company's Vice Presidents, David R. Renegar and Gregory S. Stegall (the "Named Executives"). All remaining Executive Officers of the Company, who served in such capacities on January 27, 1996, were paid less than $100,000 in total compensation for the fiscal year ending January 27, 1996.


                                          SUMMARY COMPENSATION TABLE

                                                                                                       LONG TERM
                                                                                                      COMPENSATION

                                                             ANNUAL COMPENSATION

                                                                                                         AWARDS
         NAME AND                                                                 OTHER ANNUAL(1)     OPTIONS/SAR      ALL OTHER (2)
    PRINCIPAL POSITION            YEAR             SALARY            BONUS          COMPENSATION        (SHARES)       COMPENSATION
    ------------------
JOSEPH  M. MCLEISH,JR. (3)       1995-96          $154,808            -0-               1,385             -0-             $21,994
   PRESIDENT AND CHIEF           1994-95             -0-              -0-               -0-               -0-               -0-
   EXECUTIVE OFFICER             1993-94             -0-              -0-               -0-               -0-               -0-

DOUGLAS D. BRENDLE (4)           1995-96          $203,844            -0-              12,896             -0-               -0-
   DIRECTOR                      1994-95          $199,992            -0-               -0-               -0-             $20,239
                                 1993-94          $199,992            -0-               -0-               -0-             $20,596

DAVID R. RENEGAR                 1995-96          $108,004            -0-                744              -0-               -0-
   VICE PRESIDENT AND            1994-95          $102,617           5,000              -0-              25,000            $ 735
   CHIEF FINANCIAL OFFICER       1993-94          $110,006            -0-               -0-               -0-             $6,186

GREGORY S. STEGALL               1995-96          $111,081            -0-                776              -0-               -0-
   VICE PRESIDENT                1994-95          $100,318           5,000              -0-              25,000            $ 743
                                 1993-94          $ 98,000            -0-               -0-               -0-              $ 710

WILLIAM V. GRADY (5)             1995-96          $110,584            -0-              25,713             -0-               -0-
   VICE PRESIDENT- MARKETING     1994-95          $116,930           5,000              -0-              25,000           $1,250
   ADVERTISING AND OPERATIONS    1993-94          $110,006            -0-               -0-               -0-             $6,186



(1) NONE OF THE NAMED EXECUTIVES RECEIVED PERQUISITES OR OTHER PERSONAL BENEFITS IN EXCESS OF THE LESSER OF $50,000 PR 10% OF THE TOTAL OF HIS SALARY AND BONUS FOR ANY OF THE REPORTED YEARS.

(2) INCLUDES VALUE OF PREMIUM PAYMENTS ON LIFE INSURANCE POLICIES FOR THE NAMED EXECUTIVES MAINTAINED BY THE COMPANY AND MOVING EXPENSES FOR WILLIAM D. GRADY IN 1992.

(3) DURING FISCAL 1996, JOSEPH M. MCLEISH, JR. WAS PAID $178,187 IN TOTAL COMPENSATION, INCLUDING RELOCATION OF $6,600 AND REIMBURSEMENT FOR AUTOMOBILE EXPENSES OF $15,394. MR. MCLEISH JOINED THE COMPANY IN FEBRUARY, 1995. SEE "EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVES" BELOW.

(4) ON FEBRUARY 27, 1995, DOUGLAS D. BRENDLE RESIGNED AS THE COMPANY'S CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER. UNDER THE TERMS OF THE RETIREMENT AND CONSULTING AGREEMENT, MR. BRENDLE WAS PAID SALARY OF $16,666 PER MONTH BEGINNING IN MAY, 1995.

(5) ON DECEMBER 2, 1995, WILLIAM V. GRADY, SENIOR VICE PRESIDENT OF MARKETING, ADVERTISING AND STORE OPERATIONS, RESIGNED HIS POSITION WITH THE COMPANY. DURING FISCAL 1996, MR. GRADY WAS PAID $136,297 IN TOTAL

COMPENSATION, INCLUDING SEVERANCE OF $24,521. MR. GRADY WILL RECEIVE $88,050 FROM THE COMPANY AS A SEVERANCE PAYMENT PURSUANT TO THE TERMS OF HIS EMPLOYMENT AGREEMENT WITH THE COMPANY.




                             OPTION/SAR GRANTS TABLE

     No separate stock options or stock appreciation rights were granted during Fiscal 1996.

                 OPTIONS/SAR EXERCISES AND YEAR-END VALUE TABLE

     The following table provides information as to options exercised or held by the Named Executives during Fiscal 1996. No options were exercised during Fiscal 1996.

    AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTIONS/SAR VALUES




                                                                            Number of
                                                                            Securities              Value of
                                                                            Underlying             Unexercised
                                                                            Unexercised           in-the-Money
                               Number of                                  Options/SARs at         Options/SARs
                                Shares                                      FY-End (#)            at FY-End ($)
                              Acquired on               Value              Exercisable/            Exercisable
          Name               Exercise (#)           Realized ($)         Unexercisable (1)      Unexercisable (1)

Douglas D. Brendle                 -                      -                      -                      -
William V. Grady(2)                -                      -                   /25,000                  -0-
David R. Renegar                   -                      -                 8960/16,040                -0-
Gregory S. Stegall                 -                      -                 7500/17,500                -0-

- ------------------------


     (1) The number of unexercised options and/or SARs available at Fiscal year end, whether exercisable or unexercisable, includes out-of-the-money options, and the value of unexercisable options and/or SARs available at Fiscal year end does not include out-of-the money options.

     (2) On December 2, 1995, Mr. Grady resigned his position with the Company. Upon his resignation, all stock options and SAR's held by Mr. Grady terminated.

Employee Benefit Plans

          The Company maintains a variety of employee benefit plans, including a NonContributory Profit Sharing Plan, the Brendle's Incorporated 1990 Stock Plan, and the Brendle's Incorporated 1986 Non-Qualified Stock Option Plan. A description of these plans is included in Note 11 to the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K and is incorporated herein by reference. Only the named Executives indicated in the footnotes to the above tables participate in the Company's Stock Option Plans (with no executive having currently exercisable options which are in-the-money), and none of the Named Executives receive perquisites or other forms of employment benefits that exceeds $50,000.


Employment Agreements with Named Executives

     The Company has employment agreements (the "Agreements") with all the Named Executives. The Agreements with the Named Executives, other than Mr. McLeish, were executed effective August 1, 1994, and, with respect to Messrs. Renegar and Stegall, replaced employment agreements executed in 1992. Mr. Renegar's Agreement was also modified on February 27, 1996. Each of the Agreements provides for the payment of severance compensation in the form of a lump sum severance benefit to the Named Executive in the amount of one times the officer's base salary then in effect on the date of termination, if the employment of the Named Executive is terminated for any reason other than the officer's death or disability, or "Cause," as defined in the Agreements. If the employment of a Named Executive is terminated for death or for Cause, he will be entitled only to his base salary through the date of termination. If his employment is terminated by reason of his disability, he will be entitled to receive his base salary for a twelve-month period from the date disabled. The Agreements provide that the Named Executives will not engage in various activities competitive with the business of the Company for a period of one year, depending on the respective severance pay period allowed the Named Executive.

          Mr. Doug Brendle retired as President and Chief Executive Officer on February 27, 1995. Effective on March 1, 1995, the Company entered into a Retirement and Consulting Agreement with Mr. Doug Brendle to serve as a consultant to the Company, for a five-year period from the effective date, in order that the Company may continue to benefit from Brendle's experience, knowledge, reputation and contacts in the industry, and to perform all duties delegated to him by the Board of Directors or President on an as-needed basis. Mr. Doug Brendle was named Chairman Emeritus of the Board of Directors, at no additional compensation. The Retirement and Consulting Agreement provides for annual retirement payments of $200,000 per year for five years (which payments can be accelerated in the event of the sale of all or substantially all of the Company's assets); for health and life insurance for the remainder of his life; and for the continuation of other benefits. The Retirement and Consulting Agreement also provides for a term of three years the annual sum of $5,000 as an allowance for office space, telephone and secretary, for an office for Mr. Brendle located outside of the Company headquarters. The Retirement and Consulting Agreement also provides that the Company continue health insurance coverage for Mr. Brendle's wife, Lydia U. Brendle, for the remainder of her life. The Agreement requires that Mr. Brendle not compete with the Company nor solicit Company employees to enter into competition with the Company during the five years through February 29, 2000.

     On February 27, 1995, the Company entered into an employment agreement with Joseph M. McLeish, Jr. to serve as President and Chief Executive Officer of the Company (the "Employment Agreement"). The Employment Agreement provides for an annual base salary of $175,000 and a possible cash bonus, depending on the Company reaching certain performance levels set by the Board. Mr. McLeish's formula incentive compensation amounts are subject to such modifications as the Board deems appropriate.

     Mr. McLeish was also granted, on February 27, 1995, pursuant to the terms of a Stock Option Grant Agreement of that date, a total of 50,000 stock options to purchase 50,000 shares of Company stock under the Company's 1986 Stock Option Plan for 62.5(cent) per share, representing the fair market value of the shares on February 27, 1995. The options become exercisable, subject to continuous employment with the Company, at the rate of 30% on February 27, 1996; 30% on February 27, 1997, and 40% on February 27, 1998. No portion of the options are exercisable after February 27, 2000. Pursuant to the Employment Agreement, the Company also agreed to reimburse Mr. McLeish for expenses incurred in connection with his relocation and for certain automobile and other expenses.

     Upon the occurrence of certain triggering events, the Employment Agreement entitles Mr. McLeish to severance pay in a lump sum in the amount of two times his annual base salary then in effect. The triggering events include termination of the Employment Agreement by Mr. McLeish in response to a change in the majority control of the Company, whether in a transaction which is a sale, merger or other business combination. Additional triggering events include termination of the Employment Agreement by the Company for any reason other than Mr. McLeish's death or disability or "Cause," as defined in the Employment Agreement. If Mr. McLeish's employment is terminated for "Cause" or on account of his death, or if he resigns other than in response to a triggering event, he will be entitled only to his earned base salary to the date of termination. If his employment is terminated on account of his disability, he will be entitled to six months in salary from the date of disability.

     The Employment Agreement further provides that Mr. McLeish will not engage in various activities competitive with the business of the Company during the period of his employment under the Employment Agreement and for a period of two years following termination thereof. Mr. McLeish is also restricted during the term of his employment from disclosing confidential information acquired by him during employment with the Company.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock, the Company's only class of equity voting security, as of April 30, 1996, by each person, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, or that may be a member of a control group owning more than five percent (5%) of the Company's outstanding stock:




                                                                                 Common Stock Beneficially Owned(1)


                                                                      Amount and Nature                       Percentage
Name and Address of Beneficial Owner(2)                                of Beneficial                            of Class
                                                                          Ownership
Douglas D. Brendle                                                       2,102,816(3)                           16.5%
D & L Brendle Associates                                                 1,035,000(4)                            8.1%
S. Floyd Brendle                                                         1,723,515(5)                           13.5%
Estate of Patty Brendle Redway (Trust
under Agreement with J. Harold Brendle)                                    749,858(6)                            5.9%
William V. Grady(7)                                                             4,000                               *
David R. Renegar                                                             8,960(8)                               *
Gregory S. Stegall                                                         593,904(9)                            4.7%
First Union National Bank                                                   1,009,615                            7.9%



(1) Except as otherwise indicated, none of the persons or entities indicated own any shares subject to options exercisable on April 30, 1996 or within 60 days thereafter.

(2) The address of these beneficial owners, except First Union National Bank and Patty Brendle Redway, is c/o Brendle's Incorporated, 1919 North Bridge Street Extension, Elkin, North Carolina 28621. The address of Patty Brendle Redway is c/o Wachovia Bank and Trust Company, N.A., Trust Department, Post Office Box 3099, Winston-Salem, North Carolina 27102. The address for First Union National Bank is P.O. Box 889, Elkin, North Carolina 28621.

(3) Douglas D. Brendle served as the Company's Chief Executive Officer and President until February 27, 1995. Of such 2,135,372 shares, Douglas D. Brendle may be deemed to have sole voting power as to 956,886 shares, shared voting power as to 1,178,486 shares, sole investment power as to 956,886 shares, and shared investment power as to 1,178,486 shares.

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

(4) D& L Brendle Associates may be deemed to have sole voting and investment power as to all of such 1,035,000 shares and shared voting and investment power as to none of such shares. D & L Brendle Associates disclaims beneficial ownership of any additional shares in excess of the 1,035,000 shares over which it has sole voting and dispositive power and also disclaims membership in any "group," within the meaning of the Exchange Act.

(5) Of such 1,723,515 shares, S. Floyd Brendle may be deemed to have sole voting power as to 1,223,515 shares, shared voting power as to 500,000 shares, sole investment power as to 1,223,515 shares, and shared investment power as to 500,000 shares.

        The above shares include 500,000 shares held by K & F Brendle Associates, a North Carolina limited partnership in which the general partners are Kathryn C. Brendle, wife of S. Floyd Brendle, and a corporation controlled by S. Floyd Brendle and members of his family. Excluded are an aggregate of 1,740 shares represented by presently exercisable options held by Mr. Brendle's son, respectively, who is an adult not living in his home.

        Mr. Brendle disclaims beneficial ownership of any shares held by K & F Brendle Associates as well as the shares excluded above and also disclaims membership in any "group," within the meaning of the Exchange Act.

(6) Of such 749,858 shares, The Estate of Patty Brendle Redway may be deemed to have sole voting and investment power as to all of such shares, and shared voting and investment power as to none of such shares.

        All of the above 749,858 shares are held in a trust created under an agreement dated October 20, 1982, with J. Harold Brendle. Wachovia Bank and Trust Company, N.A., a subsidiary of The First Wachovia Corporation, is trustee of this trust.

(7)     Mr. Grady resigned from the Company on December 2, 1995.

(8)     Includes 8,960 shares represented by presently exercisable options.

(9) Includes 7,500 shares represented by presently exercisable options and 586,404 shares beneficially owned by Mr. Stegall's wife, JoAnne Brendle Stegall.



        The Common Stock holdings of Douglas D. Brendle, S. Floyd Brendle, and the Estate of Patty Brendle Redway (her holdings being with respect to shares forming a part of the Trust created under an Agreement with J. Harold Brendle), certain members of their immediate families and the family partnerships described above (collectively, the "Brendle Family") aggregate in excess of 45% of the Company's outstanding Common Stock. If all or certain members of the Brendle Family were to vote in the same manner concerning certain matters subject to a vote of shareholders of the Company, the Brendle Family or such members could significantly impact the outcome of any such vote. Accordingly, under proper circumstances the Brendle Family may be said to be in "control" of the Company within the meaning of that term under the Exchange Act. However, the Brendle Family has not agreed to act in concert or as a group in connection with voting any of the Company's Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Shareholders' Agreement

        In April of 1986, prior to the initial public offering of the Company's Common Stock, all of the then shareholders of the Company (including Douglas D. Brendle, S. Floyd Brendle, Patty Brendle Redway, and William F. Cosby) entered into a Shareholders' Agreement with the Company. Therein, the shareholders agreed, among other things, to restrict the transfer of their Common Stock to any unrelated party (as defined) without the written consent of all remaining shareholders who are parties to the Agreement unless the transferring shareholder gives a right of first refusal to related parties (as defined) of the transferring shareholder and to the remaining shareholders who are parties to the Agreement, and such right of first refusal is not exercised. In addition, the Shareholders' Agreement gives the right, exercisable within nine months of death, to the personal representative of certain deceased shareholders who were parties to the Agreement, to cause the Company to redeem from the deceased shareholder's estate up to that number of shares of Common Stock of the Company owned by the deceased shareholder at his death valued at the average of the closing prices for the 20 trading days prior to the date of death, not to exceed the life insurance proceeds received by the Company as a result of such death. On September 29, 1995, Patty Brendle Redway, one of the four shareholders, died. The Company subsequently recognized gain of approximately $2,550,000 from life insurance proceeds, which represents the face value of the policy ($3,000,000) less cash surrender value previously recorded. The Company received notice prior to the Chapter 11 filing that the estate intended to exercise its "put" option. Due to the Chapter 11 proceeding, the Company will not be able to comply with the terms of this Agreement without approval of the Bankruptcy Court.

        The Company has purchased life insurance in the face amounts set forth below at a net aggregate cost (premiums less dividends and increase in cash surrender value) for the fiscal year ended January 27, 1996 of approximately $3,856: Douglas D. Brendle, $5,000,000; S. Floyd Brendle, $5,250,000 and William
F. Cosby, $3,070,000. The Company has borrowed $1,852,000, in the aggregate, against these policies.

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

Split Dollar Insurance Agreements

        The Company has entered into split dollar life insurance agreements for the benefit of six of its executive officers and/or directors or their spouses and families. Upon the death of any such officer or director, the Company will receive not less than the net premiums paid, and the insured's beneficiary will receive the balance of the insurance proceeds. Pursuant to the agreements, life insurance coverage, the premiums for which are paid by the Company, has been purchased on the following persons in the following aggregate policy amounts:
Douglas D. Brendle, $3,000,000; S. Floyd Brendle, $2,000,000; Greg Stegall $127,439 and David R. Renegar, $113,220. The Company's net aggregate cost (premiums less dividends and increase in cash surrender value) for such insurance for the fiscal year ended January 27, 1996 was approximately $63,359.


Leases

        Brenco, a partnership consisting of Douglas D. Brendle, S. Floyd Brendle, William F. Cosby, and two Trusts under an Agreement with J. Harold Brendle, dated October 20, 1982, ("Brenco"), leases 13 stores and the Company's corporate office building. During the fiscal year ended January 27, 1996, the Company paid or accrued to Brenco an aggregate of approximately $2,237,525 with respect to these leases. All of the leases are for a 10-year period from their respective dates of origin, except for one lease which is for a 7-year period, with remaining lease terms ranging from one (1) year to five (5) years, and the leases have certain extension options. All of the leases grant to Brenco the right to require the Company to purchase any or all of the premises under any or all of the leases at a purchase price equal to the fair market value of the respective premises purchased, as such fair market value is determined by a third party appraiser acceptable to both the Company and Brenco, provided, however, that, in each event, the purchase of the premises is first approved by the Committee of Unaffiliated Directors of the Company in their sole discretion. The total amount owing under the Brenco leases for their remaining terms is approximately $5,480,000.

        Brenco is the owner and franchisee of the Holiday Inn located in Jonesville, North Carolina, in which the Company held various meetings and corporate functions during the fiscal year ended January 27, 1996. The Company was charged the standard corporate rates for these services and paid an aggregate of $30,297 therefore.

        Management of the Company believes that the terms of all these leases are no less favorable to the Company than would have been available from unaffiliated third parties.


Transportation Activities

        During the fiscal year ended January 27, 1996 the Company occasionally used an airplane owned by Sky-Lease, Inc., the voting securities of which are owned by Douglas D. Brendle, S. Floyd Brendle, William F. Cosby, and a Trust under an Agreement dated October 20, 1982 with J. Harold Brendle, and Sky-Lease, Inc. was paid an aggregate of $13,970 in rent charges for such airplanes. The Company previously leased two airplanes from Sky-Lease, Inc., however, such leases were terminated effective December 31, 1991, by mutual agreement of the parties and as a condition to the loan agreement entered into between the Company and its lenders in October 1991.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.

                                                                                                      Page in
                                                                                                        10-K
           (a)   The following documents are filed as part of this report:

                 Financial Statements:

                       The Financial Statements listed in Item 8 of Part II
                       are filed as part of this Form 10-K Annual Report.                            F-1 to F-18

           (b)  The Company filed a Form 8-K on April 29, 1996, reporting under
                Item 3 the filing of the April 1996 Chapter 11 Proceeding.

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



                                 BRENDLE'S INCORPORATED
                                 (Registrant)

Date: June 4, 1996                   By: Joseph M. McLeish /s/
                                        ----------------------
                                  Joseph M. McLeish
                                  President and Chief Executive Officer

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:                 Joseph M. McLeish /s/
                      Joseph M. McLeish
                      President and Chief Executive Officer


Date:                  Douglas D. Brendle /s/
                       Douglas D. Brendle,
                       Director


Date:                  S. Floyd Brendle /s/
                       S. Floyd Brendle,
                       Director


Date:                  Robert R. Dunn /s/
                       Robert R. Dunn,
                       Director


Date:                  John A. Northen /s/
                       John A. Northen,
                       Director


Date:                  David R. Renegar /s/
                       David R. Renegar,
                       Chief Financial Officer
                       principal accounting officer)

To the Board of Directors and Shareholders of Brendle's Incorporated




                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brendle's Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of consolidated cash flows present fairly, in all material respects, the financial position of Brendle's Incorporated (the Company) at January 27, 1996 and January 28, 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 27, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, on April 16, 1996, Brendle's Incorporated filed a voluntary petition for relief under Chapter 11, Title 11, of the United States Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Middle District of North Carolina. The filing and issues surrounding it raise substantial doubt about the entity's ability to continue as a going concern. The continued viability of the Company in its present form is dependent upon, among other factors, the Company's ability to generate sufficient cash from operations or other sources that will meet ongoing obligations over a sustained period. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern, nor do these financial statements include any adjustments relating to the recoverability and classification of reported asset amounts or adjustments relating to the establishment, settlement and classification of liabilities that may be required in connection with restructuring the Company under the Bankruptcy Code.




PRICE WATERHOUSE LLP
Winston-Salem, North Carolina
March 29, 1996, except as to Notes 1 and 8, which are as of April 30, 1996.

BRENDLE'S INCORPORATED



BALANCE SHEETS
(In thousands, except share data)
- ------------------------------------------------------------------------------------------------------------------




                                                                                   JANUARY 27,      JANUARY 28,
                                                                                      1996             1995
                                                                                      ----             ----
ASSETS
Current assets:
   Cash and temporary cash investments (Note 3)                                   $       1,380    $       1,781
   Receivables (Note 4)                                                                   1,295              971
   Merchandise inventories (Note 3)                                                      50,147           48,451
   Other current assets                                                                   1,211            1,361

      Total current assets                                                               54,033           52,564

Property and equipment, less accumulated depreciation
   and amortization (Notes 3 and 5)                                                       7,387            8,776
Other assets                                                                                568             788

                                                                                  $      61,988    $      62,128

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving credit facility (Note 8)                                             $      22,275    $      15,368
   Accounts payable - trade                                                               8,141            5,245
   Current portion of capitalized lease obligations (Note 7)                                168            1,241
   Current portion of other long-term liabilities                                           288              139
   Current portion of restructuring reserve (Note 6)                                        206              445
   Other accrued liabilities                                                              3,862            2,620


      Total current liabilities                                                          34,940           25,058

Capitalized lease obligations, less current portion (Note 7)                                282              449
Restructuring reserve, less current portion (Note 6)                                        867             980
Other long-term liabilities                                                               1,093            1,284


      Total liabilities                                                                  37,182           27,771



Shareholders' equity:
   Common stock, $1 par value, 20,000,000 shares authorized, 12,756,284 shares issued and outstanding at January 27, 1996 and 12,758,717 shares issued
      and
      outstanding at January 28, 1995                                                    12,756           12,759
   Capital in excess of par value                                                        20,895           20,896
   Retained earnings (deficit)                                                           (8,845)             702


      Total shareholders' equity                                                         24,806           34,357

                                                                                  $      61,988    $      62,128





The accompanying Notes to Financial Statements are an integral part of these statements.

BRENDLE'S INCORPORATED

STATEMENTS OF OPERATIONS
(In thousands, except per share data)
- -------------------------------------------------------------------------------------------------------------------



                                                                                FISCAL YEAR ENDED
                                                                  JANUARY 27,      JANUARY 28,      JANUARY 29,
                                                                     1996             1995             1994
                                                                     ----             ----             ----
Net sales                                                       $     154,242    $     166,278   $       170,345
Other income                                                              339              242               728

Total revenues                                                        154,581          166,520           171,073


Costs and expenses:
   Cost of merchandise sold                                           114,952           123,851          125,015
   Selling, operating and
      administrative expenses                                          45,167            43,026           43,571
   Depreciation and amortization                                        3,190             3,561            4,877
   Interest expense                                                     3,394             2,484              383
   Capitalized lease interest expense                                     168               454              756
   Provision for restructuring (Note 6)                                    --             3,473           16,090
   (Gain) on life insurance (Note 14)                                  (2,601)               --               --
   (Gain) loss on sale of property and
      equipment (Note 15)                                              (1,026)               75               --

                                                                      163,244           176,924          190,692


Loss before provision for income taxes
   and extraordinary item                                              (8,663)          (10,404)         (19,619)
Provision for income taxes (Note 10)                                       --                --               --

Loss before extraordinary item                                         (8,663)          (10,404)         (19,619)
Extraordinary item - gain from forgiveness
   of debt (Note 2)                                                        --            32,367               --

Net income (loss)                                               $      (8,663)    $      21,963    $     (19,619)


Net income (loss) per share: (Note 3)
   Loss before extraordinary item                               $        (.68)    $        (.89)   $       (2.36)
   Extraordinary item - gain from forgiveness
      of debt (Note 2)                                                     --              2.77               --

Net income (loss) per share                                     $        (.68)    $        1.88    $       (2.36)


Weighted average number of shares outstanding                          12,757            11,671            8,297

The accompanying Notes to Financial Statements are an integral part of these statements.

BRENDLE'S INCORPORATED

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except share data)
- ------------------------------------------------------------------------------------------------------------------------------------



                                        COMMON          COMMON         CAPITAL IN                RETAINED            TOTAL
                                        STOCK            STOCK         EXCESS OF                EARNINGS          SHAREHOLDERS'
                                        SHARES           AMOUNT        PAR VALUE                (DEFICIT)             EQUITY

Balance, January 30, 1993              8,289,276       $    8,289    $       18,111        $       (1,634)      $        24,766
Net loss                                       -                -                 -               (19,619)              (19,619)
Reclassification from other
   deferred credit (Note 9)                    -                -                 -                   302                   302
Issuance of stock                         10,178               10                 1                     -                    11

Balance, January 29, 1994              8,299,454            8,299            18,112                (20,951)               5,460

Net income                                     -                -                 -                 21,963               21,963
Reclassification from other
   deferred credit (Note 9)                    -                -                 -                   (310)                (310)
Issuance of stock                      4,469,701            4,470             2,793                      -                7,263
Retirement of stock                      (10,438)             (10)               (9)                     -                  (19)

Balance, January 28, 1995             12,758,717           12,759            20,896                    702               34,357

Net income                                     -                -                 -                 (8,663)              (8,663)
Reclassification from other
   deferred credit (Notes 9 and 14)            -                -                 -                   (884)                (884)

Retirement of stock                       (2,433)              (3)               (1)                     -                   (4)

Balance, January 27, 1996             12,756,284      $    12,756         $  20,895         $       (8,845)      $        24,806



The accompanying Notes to Financial Statements are an integral part of these statements.

BRENDLE'S INCORPORATED

STATEMENTS OF CASH FLOWS
(In thousands)
- ------------------------------------------------------------------------------------------------------------------


                                                                                FISCAL YEAR ENDED
                                                                  JANUARY 27,      JANUARY 28,      JANUARY 29,
                                                                     1996             1995             1994
                                                                     ----             ----             ----
Operating activities:
   Net income (loss)                                              $   (8,663)     $    21,963       $  (19,619)
   Items not requiring (providing) cash:
      Depreciation and amortization                                    3,190            3,561            4,877
      (Gain) loss on sale of property and equipment                   (1,026)              75           11,839
      Restructuring reserve                                             (352)             916           (4,109)
      Extraordinary item - gain from forgiveness of debt                  --          (32,367)              --

   Changes in assets and liabilities:
      Accounts receivable                                               (324)             509            4,856
      Merchandise inventories                                         (1,696)           5,682            3,760
      Other current assets                                               150             (391)          (3,976)
      Accounts payable and other liabilities                           3,150            2,159            2,292

      Cash provided (used) by operating activities                    (5,571)           2,107            1,990


Investing activities:
   Additions to property and equipment                                (1,956)            (870)            (823)
   Proceeds from sale of property and equipment                        1,181            4,225            8,704
   Other                                                                 220             (349)             227

      Cash provided (used) by investing activities                      (555)           3,006            8,108


Financing activities:
   Payment of labilities subject to compromise                            --          (56,119)              --
   Increase (decrease) in capitalized lease obligations               (1,240)           1,690           (1,356)
   Net borrowings on revolving credit facility                         6,907           15,368          (10,875)
   Increase (decrease) in other long-term liabilities                     62              974               --
   Issuance of common stock                                               --               --               11
   Retirement of common stock                                             (3)             (10)              --
   Decrease in capital in excess of par value                             (1)              (9)              --

      Cash (used) provided by financing activities                     5,725          (38,106)         (12,220)


Net decrease in cash and temporary cash investments                     (401)         (32,993)          (1,820)

Cash and temporary cash investments - beginning of year                 1,781          34,774           36,594

Cash and temporary cash investments - end of year                 $     1,380      $    1,781   $       34,774


Supplemental disclosures of cash flow information:
Interest paid during the year                                     $    2,982      $     2,547       $      383


Supplemental disclosure of non-cash financing activities:
   The Company has recorded liabilities associated with the potential repurchase of common stock from certain shareholders in the event of their death. At
   January 27, 1996 such liabilities totaled $1,413,000 with a corresponding cumulative reduction in retained earnings. (At January 27, 1996, $988,000 has been recorded in other accrued liabilities while $425,000 has been recorded in other long-term liabilities). At January 28, 1995 and January 29, 1994 such liabilities totaled $529,000 and $521,000, respectively, with corresponding cumulative reductions in retained earnings. (At January 28, 1995 the amount was included in other long-term liabilities, while at January
   29, 1994 the amount was included in liabilities subject to compromise).

   During fiscal year 1995, the company issued 4,469,201 shares of common stock valued at $7,263,000 to creditors under the terms of its Plan of Reorganization which resulted in an increase in capital in excess of par value of $2,793,000.

The accompanying Notes to Financial Statements are an integral part of these statements.





BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



NOTE 1 - PROCEEDINGS UNDER CHAPTER 11

On April 16, 1996 (the "Petition Date"), Brendle's Incorporated (the "Company") filed a voluntary petition for relief under Chapter 11 of the Federal Bankruptcy
Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Middle
District of North Carolina (the "Bankruptcy Court"), and is currently operating as a Debtor-in-Possession ("DIP"). As a Debtor-in-Possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. A creditors' committee will be formed, which will have the right to review and object to business transactions outside the ordinary course and participate in any plan or plans of reorganization.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The continued viability of the Company under Chapter 11 and subsequent to Chapter 11 is dependent upon, among other factors, confirmation of a plan of reorganization and the ability to generate sufficient cash from operations and financing sources to meet obligations.

As of the Petition Date, actions to collect prepetition indebtedness were stayed and other contractual obligations could not be enforced against the Company.
Certain prepetition liabilities are subject to approval by the Bankruptcy Court for payment in the ordinary course of business.

The Bankruptcy Code allows the debtor to either assume or reject certain executory contracts, subject to Bankruptcy Court approval. Parties to contracts, which are rejected, are entitled to file claims for losses or damages sustained as a result of the rejection.

Management is in the process of evaluating markets and has indicated its intention to close 18 of its 30 stores, reduce corporate office staffing and implement other cost control measures. Management has announced its intention, subject to Board of Directors and Bankruptcy Court approval, to reformat the Company's stores in an attempt to market the Company as a destination shopping point. The Company will focus on jewelry, housewares, small appliances, ready-to-assemble furniture, gifts, crafts, party goods and health and fitness items. Management believes these changes in the Company's focus and merchandise mix will facilitate the Company's return to profitability.

NOTE 2 - PREVIOUS EMERGENCE FROM CHAPTER 11

On November 22, 1992, the Company and its primary operating subsidiary, Brendle's Stores, Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

On December 23, 1993, the Bankruptcy Court confirmed the Company's plan of reorganization (the "Plan") contingent upon the Company's obtaining exit financing in order to fund payments to creditors under the Plan. The Company obtained this reorganization revolving credit facility (the "Credit Facility") for $45,000,000 from Foothill Capital Corporation on April 21, 1994 ("Foothill")
(See Note 8). Interest is paid monthly with the facility expiring on April 29, 1999. On April 29, 1994, the Company disbursed $45,382,000 in payment of secured and general unsecured claims. This payment was funded through cash on hand and borrowings under the Credit Facility.






BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



In addition on April 29, 1994, Brendle's Incorporated issued 4,469,201 shares of
Brendle's Incorporated Common Stock to Arnold Zahn (the "Escrow Agent"). These shares were issued to creditors as the remaining claim amounts were reconciled.
As of January 27, 1996 all shares had been issued to creditors. See discussion of specific provisions related to claim payments under "General Unsecured
Claims" below.

EXTRAORDINARY GAIN

An extraordinary gain of $32,367,000 on the forgiveness of prepetition debt was recorded during fiscal 1995. The extraordinary gain did not reduce the Company's net operating loss carryforwards for income tax purposes, and accordingly had no income tax effect. The extraordinary gain has been included in the Company's results of operations for the year ended January 28, 1995.

The federal income tax law generally limits the use of net operating loss carryforwards in the event of a change in ownership of a company. Further, such net operating loss carryforwards are generally reduced where the debts of a company are reduced, and cancellation of indebtedness income is realized.
However under the tax laws in effect at the date of this reorganization, such reduction in net operating loss carryforwards could be avoided where stock is issued to creditors in a Chapter 11 proceeding in exchange for debt reduction.

The limitation due to a change in ownership generally occurs when more than 50% of the outstanding shares change hands in any three year period. Complex rules govern the measurement of this 50% change. It is management's view that no change in ownership which warrants the limitation of net operating loss carryforwards has occurred as a result of the Plan.

As a general rule the cancellation of debt requires a taxpayer to reduce tax attributes to the extent of the cancellation of debt income. At the date of this reorganization, an exception to the general rule existed which allowed the Company to avoid a reduction in net operating loss carryforwards by issuing stock to creditors in exchange for debt reduction. For this "stock for debt exception" to apply, among other tests; 1) the stock issued must not be "nominal or token", 2) the stock must not be redeemable, and 3) the distribution of shares must be fairly proportionate to the amount of debt reduction for each creditor. It is the Company's view that these tests were met, and that the issuance of Common Stock to creditors called for by the Plan had the result of preventing any reduction of the net operating loss carryforwards of the Company.

The Plan provided for the following:

SECURED CLAIMS

The Bank Group received the sum of $16,000,000 less all amounts paid to the Bank
Group by the Company subsequent to July 8, 1993 in full and complete satisfaction of the allowed secured portion of their claim. The Brenco and Douglas D. Brendle secured claims were treated similarly, receiving a recovery in the same proportion as the Bank Group's recovery. The balance of the Bank
Group claim, approximately $35,000,000 was treated as a general unsecured claim.






BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



GENERAL UNSECURED CLAIMS

Holders of unsecured claims received the following for their claims in accordance with the Plan (a) the claim-holder's pro rata share of a total distribution to all general unsecured claim holders of 35% of the issued and outstanding Common Stock of the reorganized Company; and (b) the opportunity to elect one of the following options: (i) a cash payment equal to 52% of the amount of the general unsecured claim ("the cash option"); or (ii) a reorganization note in a principal amount equal to 80% of the general unsecured claim, bearing interest at the rate of 8% per annum and payable over ten years
("the note option").

During the balloting, all of the holders of unsecured claims elected the cash option with the exception of holders of approximately $161,000 in unsecured claims.

COMMON STOCK

The holders of the outstanding shares of the Company's existing Common Stock retained their stock and are entitled to all the rights and privileges of shareholders.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The Company is a retail merchandiser operating catalog showrooms in four states.
The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. The continued viability of the Company is dependent upon, among other factors, the ability to generate sufficient cash from operations and financing sources to meet obligations. The consolidated financial statements do not include any adjustments or reclassifications that might be necessary should the Company be unable to continue as a going concern. (See Note 1.)

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. During fiscal 1995, all subsidiaries of Brendle's Incorporated were merged into the parent company. The merger of the subsidiaries had no financial statement impact since all intercompany balances and transactions are eliminated in consolidation.

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




BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for maintenance and repairs which do not improve or extend the life of an asset are charged to expense as incurred. Major renewals and betterments are capitalized. Upon retirement or sale of an asset, its cost and related accumulated depreciation or amortization are removed from the property accounts and any gain or loss is recorded as income or expense.

Depreciation and amortization of property and equipment owned or leased under capital leases are provided on the straight-line method over their estimated useful lives.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

NET INCOME (LOSS) PER SHARE

Net income or loss per share is computed using the weighted average number of common shares outstanding during each period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair
Value of Financial Instruments," requires disclosure about the fair value of certain instruments. Cash, receivables, the revolving credit facility, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The difference between the carrying amount and the fair value of other long-term liabilities and the restructuring reserve is immaterial for disclosure proposes.

INCOME TAXES

Income taxes are provided based upon income reported for financial statement purposes. See discussion of deferred income taxes in Note 10.

ISSUANCE OF STOCK

During fiscal 1995, 4,469,701 shares were issued to the Company's creditors in accordance with the plan of reorganization.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year classification.





BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------




NOTE 4 - RECEIVABLES

Receivables consist of the following:



                                                                                   JANUARY 27,      JANUARY 28,
(IN THOUSANDS)                                                                        1996             1995
- --------------                                                                        ----             ----

Customer                                                                          $    124         $    127
Advertising rebates                                                                    345              342
Other                                                                                  945              602

                                                                                     1,414            1,071
Less allowance for doubtful accounts                                                   119              100

Total                                                                             $  1,295    $         971



NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:



                                                               ESTIMATED           JANUARY 27,      JANUARY 28,
(IN THOUSANDS)                                                USEFUL LIFE             1996             1995
- --------------                                                -----------             ----             ----

Land and improvements                                                             $         434    $         434

Buildings:
   Capitalized leases                                       10 to 25 years               10,021           10,703
   Owned                                                    19 to 25 years                1,705            1,818

                                                                                         11,726           12,521


Property and equipment:
   Furniture, fixtures and equipment                         5 to 10 years               23,698           23,590
   Leasehold improvements                                      10 years                   9,851            9,666
   Transportation equipment                                  3 to 7 years                   674              681
   Construction in progress                                        -                         17              334

                                                                                         34,240           34,271

                                                                                         46,400           47,226
Less - Accumulated depreciation
   and amortization                                                                      39,013           38,450

                                                                                  $       7,387    $       8,776



Accumulated depreciation and amortization includes $9,843,000 at January 27, 1996 and $10,112,000 at January 28, 1995 relating to capital leases. The charge to operations resulting from amortization of capital leases is included in depreciation and amortization expense in the statements of operations.

BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



NOTE 6 - RESTRUCTURING CHARGES

During fiscal 1995, the Company recorded charges of $3,473,000 for restructuring. These charges are comprised of professional fees, severance packages for certain employees which left as a result of the Company's reorganization and other costs associated with the completion of the November 1992 Chapter 11 proceedings. No such restructuring charges were incurred during fiscal 1996.

Unpaid restructuring costs were $1,073,000 and $1,425,000 at January 27, 1996 and January 28, 1995, respectively.

NOTE 7 - CONTINGENCIES

The Company has capital and operating lease commitments for stores, equipment and its corporate headquarters facility expiring on varying dates from fiscal 1997 to 2006. The leases generally include renewal options and rental escalation clauses. Future minimum lease commitments, including leases with affiliates (See
Note 12) at January 27, 1996 are as follows:

(IN THOUSANDS)                               CAPITALIZED         OPERATING
FISCAL YEAR                                    LEASES             LEASES

1997                                       $          235     $        5,721
1998                                                  226              4,854
1999                                                  100              3,426
2000                                                  -                2,888
2001                                                  -                2,294
Thereafter                                            -                3,843

Total minimum lease payments                          561     $       23,026

Less - Amount representing interest                   111

Present value of capitalized lease obligations        450
Less - Current maturities                             168

Long-term capitalized lease obligations    $          282



NOTE 8 - REVOLVING CREDIT FACILITY

On April 30, 1996, the Company received approval from the Bankruptcy Court related to the debtor-in- possession financing agreement (the "DIP Facility") dated April 30, 1996 with Foothill Capital Corporation that established a revolving credit facility in the maximum amount of $25,000,000. The DIP Facility has a first priority security interest in and lien upon any and all of the Company's assets, junior in priority only to any valid, perfected and enforceable liens in existence on the Petition Date that are senior in priority to the security interests and liens of Foothill granted pursuant to the Credit Facility (described below). The terms of the DIP Facility call for maximum borrowing availability to be reduced to $15,000,000 by June 2, 1996. The DIP Facility will be used first to retire the Credit Facility and second, to the extent necessary, by the Company to support its operations.

BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



As discussed in Note 2, on April 21, 1994, the Company entered into a five year, $45,000,000 revolving credit facility. The Credit Facility was used to fund the negotiated Plan payments to creditors, with the balance of the facility to be used to fund working capital requirements, inventory purchases, capital expenditures, and other general corporate purposes. The Credit Facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements. The Company was in compliance with such covenants at January 27, 1996 and January 28, 1995. However, as further discussed in Note 1, on April 16, 1996, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. This resulted in a violation of such covenants. All borrowings under the Credit Facility have been reflected as current liabilities in the balance sheet as of January 27, 1996 and January 28, 1995.

Under the Credit Facility, the lender agrees to make revolving loans and issue or guarantee letters of credit for the Company. The Credit Facility includes a sublimit of $10,000,000 for documentary and stand-by letters of credit. The Company had borrowed $22,275,000 and $15,368,000 against the Credit Facility at January 27, 1996 and January 28, 1995, respectively. The weighted average interest rate on borrowings against the Credit Facility was 10.31% and 9.21% during the years ended January 27, 1996 and January 28, 1995, respectively.

The Credit Facility provides that each loan shall bear interest at a rate of prime plus two percent. Interest on these loans is payable monthly in arrears on the first day of each month. Also under the Credit Facility, the Company pays an unused line fee for an amount equal to one-half of one percent per annum on the unused portion of the Credit Facility and a letter of credit fee equal to two and one-half percent per annum on the average daily balance of the aggregate undrawn letters of credit and letter of credit guarantees outstanding during the immediately preceding month and certain other fees. The Credit Facility requires an annual facility fee equal to one-half of one percent of the maximum amount of the facility payable on each anniversary of the Credit Facility closing date and a monthly servicing fee of $3,500 per month.

The Company paid an initial, one-time fee of $450,000 in order to establish the Credit Facility. Total unused lines of credit fees under the Credit Facility amounted to $113,000 and $86,000 for years ended January 27, 1996 and January 28, 1995, respectively. Total unused letters of credit fees under the Credit Facility amounted to $34,000 and $20,000 for the years ended January 27, 1996 and January 28, 1995, respectively.

Under the previous financing arrangement with CIT, the Company has unused lines of credit fees of $71,000 and no unused letters of credit fees for the year ended January 29, 1994.

NOTE 9 - SHAREHOLDERS' EQUITY

In April 1986, four shareholders of the Company entered into an agreement whereby they cannot transfer or sell their Common Stock to any unrelated party (as defined) without the written consent of the other parties to the agreement. In addition, in the event of the death of one of the four shareholders, the Company can be required to purchase their Common Stock at fair value up to the life insurance proceeds, consisting of policies with a face value of $5,250,000, $5,000,000, $3,070,000 and $3,000,000, respectively. Outstanding borrowings against the cash surrender value of these policies were approximately $1,419,000 and $1,835,000 at the January 27, 1996 and January 28, 1995, respectively.

BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



The Company has recorded liabilities associated with the potential repurchase of Common Stock from these shareholders of $1,413,000 and $529,000 at January 27, 1996 and January 28, 1995, respectively. These liabilities are offset with a corresponding cumulative reduction in retained earnings. At January 27, 1996, $988,000 has been recorded in other accrued liabilities while $425,000 has been recorded in other long-term liabilities. At January 28, 1995, the entire $529,000 was recorded in other long-term liabilities. See discussion in Note 14 concerning the death of one of the four shareholders and the corresponding financial statement impact.

NOTE 10 - PROVISION FOR INCOME TAXES

At January 27, 1996, the Company has net operating loss carryforwards of approximately $74,000,000. Utilization of such carryforwards is dependent upon the realization of taxable income by the Company and will begin to expire in fiscal 2007. Management has analyzed its net operating loss carryforwards and believes that it is more likely than not that these carryforwards may expire before they are realized. Accordingly, a valuation allowance of $27,453,000 and $26,930,000 has been recorded against the related deferred tax assets at January 27, 1996 and January 28, 1995, respectively. As these loss carryforwards have been generated over the last several years , and the Company has continued to generate taxable losses, no current or deferred income tax provision or benefit was recorded in fiscal 1996, 1995 and 1994.

                                                                    FISCAL           FISCAL           FISCAL
(IN THOUSANDS)                                                       1996             1995             1994
- --------------                                                       ----             ----             ----

The components of the deferred provision for income taxes are as follows:

Deferred income taxes:
   Depreciation                                                 $        (497)    $        (601)   $      (1,728)
   Capital lease book charges (over) under
      rental charges for tax purposes                                     315               918              (37)
   Additional inventory costs capitalized
      for tax purposes                                                     21                37               30
   Deferred compensation                                                   25                20                4
   Provision for store closings                                            --               208               --
   Restructuring reserve                                                  134               876            1,561
   Other                                                                   19               411               89
   Interaction of net operating loss carryforward                         (17)           (1,869)              81
                                                                $          --     $          --     $         --

BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:



                                                                                     FISCAL           FISCAL
(IN THOUSANDS)                                                                        1996             1995
- --------------                                                                        ----             ----

Deferred tax liabilities:
   Book-tax basis difference in property and equipment                                $    228         $   228
   Other                                                                                    79              81

Gross deferred tax liabilities                                                              307              309


Deferred tax assets:
   Net operating loss carryforward                                                       28,048           24,920
   Reorganization cost                                                                      408              541
   Capital leases for books                                                                 114              428
   Additional inventory costs capitalized for tax purposes                                  486              508
   Other                                                                                 (1,296)             842

Gross deferred tax assets                                                                27,760           27,239
Valuation allowance for deferred tax assets                                              27,453           26,930

Net deferred tax assets                                                                     307              309

Net deferred taxes                                                                   $       --         $     --



The following is a reconciliation of the effective income tax rate with the statutory rate:


                                                                    FISCAL           FISCAL           FISCAL
                                                                     1996             1995             1994
                                                                     ----             ----             ----

Statutory federal income tax rate                                    (34)%             (34)%            (34)%
Limitation of tax loss carrybacks                                     34                34               34


                                                                       -                 -                -


BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------



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

No income tax payments were made in fiscal 1996, 1995 and 1994.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company had a defined contribution profit-sharing plan covering substantially all employees who had met certain age and length of service requirements. Effective September 17, 1993, all assets of the defined contribution profit sharing plan were merged with the defined contribution retirement savings plan. Contributions to the profit-sharing plan were determined by the Board of Directors. No contribution was made for fiscal year 1994.

The Company has a defined contribution retirement savings plan (the "Savings Plan"), a voluntary compensation deferral plan under Section 401(k) of the Internal Revenue Code. The Savings Plan allows participants to contribute up to 15% of their annual compensation to the Savings Plan. As of January 31, 1993, the Board of Directors of the Company adopted an amendment to the Savings Plan whereby the employer matching contribution was discontinued with respect to salary reduction contributions made for compensation earned after January 31, 1993. The Company has made no contributions in fiscal 1996 or 1995 and contributed the minimum contribution of $40,000 for fiscal year 1994.

The Brendle's Incorporated 1990 Stock Option Plan approved by the shareholders on May 31, 1990, authorizes the grant of stock options for the purchase of up to 300,000 shares of Common Stock to be made to unaffiliated directors, officers and other key employees of the Company in order to provide incentives to remain in the employment of the Company. The plan permits the issuance of incentive stock options, nonqualified stock options and stock appreciation rights ("Right") in tandem with stock options. Incentive stock options may be granted at not less than 100%, and nonqualified stock options may be granted at not less than 95%, of market value. Options granted are exercisable only after one year of continuous employment with the Company immediately following the date of grant. The Stock Option Committee may prescribe longer time periods and additional requirements with respect to the exercise of a stock option or Right.

BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



The Brendle's Incorporated 1986 Incentive Stock Option Plan, as adopted by the shareholders of the Company on January 31, 1986, authorizes the grant of both incentive stock options and nonqualified options to purchase up to 400,000 shares of Common Stock to officers and other key employees of the Company. Incentive stock options may be granted at not less than 100%, and nonqualified options at not less that 95%, of market value. Options granted to date become exercisable at the rate of 20% annually, subject to continuous employment with the Company, beginning one year and expiring six years from the date of grant.

On April 10, 1986, the shareholders of the Company adopted the Brendle's Incorporated 1986 Nonqualified Stock Option Plan, which authorizes the grant of stock options to non-employee directors of the Company for the purchase of up to 10,000 shares of Common Stock. All of these options have been granted as of January 27, 1996.

On December 1, 1994, the shareholders of the Company granted stock options for the purchase of 500,000 shares of Common Stock to officers and other key employees of the Company in order to provide incentives to remain in the employment of the Company. These options were issued under both the 1986 and the 1990 Brendle's Incorporated Stock Option Plans.

The following table summarizes the changes in stock options for the plans for the three years ended January 27, 1996.

Shares subject to option:


                                                    NUMBER           PER SHARE
                                                   OF SHARES       OPTION PRICE

Balance, January 30, 1993                            196,000      $5.50-$14.50
Granted                                                  --                 --
Exercised                                                --                 --
Cancelled                                             25,680      $7.00-$14.50

Balance, January 29, 1994                            170,320      $5.50-$14.50
Granted                                              500,000      $.625
Exercised                                                 --
Cancelled                                            153,250      $.625-$14.50

Balance, January 28, 1995                            517,070      $.625-$14.50
Granted                                                   --
Exercised                                                 --
Cancelled                                             163,570

Balance, January 27, 1996                            353,500      $.625

Exercisable at end of year                           353,500

Shares reserved for future grant:
   Beginning of year                                 192,930

   End of year                                       356,500

BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



Effective February 1, 1988, the Company entered into deferred compensation agreements with three former employees. The agreements provide monthly payments for a period of fifteen years commencing on the respective retirement dates. The present value of the obligations totaled $352,000 for fiscal year ended January 27, 1996, of which $35,000 is included in the current portion of other long-term liabilities and $317,000 in other long-term liabilities on the accompanying balance sheet. The present value of the obligations totalled $384,000 for fiscal year ended January 28, 1995, of which $32,000 is included in the current portion of other long-term liabilities and $352,000 in other long-term liabilities on the accompanying balance sheet.

Effective August 18, 1989, the Board of Directors of the Company adopted the Brendle's Key Employee Stock Appreciation Rights Plan and the Brendle's Incorporated Unaffiliated Directors Stock Appreciation Rights Plan. The Key Employee SAR Plan and the Unaffiliated Directors' SAR Plan provide for the issuance of up to a maximum of 75,000 and 15,000 stock appreciation rights, respectively. The Company had no outstanding stock appreciation rights under the plans at January 27, 1996 or January 28, 1995. Furthermore, there was no compensation expense related to the stock appreciation rights for the three years ended January 27, 1996.

NOTE 12 - RELATED PARTIES

The Company had capital and operating lease commitments with affiliates of certain current and former executive officers for stores, equipment and its corporate headquarters facility during fiscal 1995. All capital lease commitments with affiliates expired during fiscal 1996 and were renewed as operating leases. Real estate leases, as amended, generally provide for renewal options and escalation of rent to reflect 60% of any increase in the Consumer Price Index at the lease extension dates. Additionally, certain of these leases provide for contingent rental payments in that annual rental payments are the greater of a base rental amount or a defined percentage of the sales of a particular location.

Future minimum lease commitments to affiliates at January 27, 1996 are as follows:

(IN THOUSANDS)                      OPERATING
FISCAL YEAR                          LEASES

1997                               $       2,164
1998                                       1,348
1999                                         832
2000                                         682
2001                                         454
Thereafter                                    --

Total minimum lease payments       $       5,480



Lease payments to affiliates of the Company were $2,251,000, $2,312,000 and $2,501,000 for the years ended January 27, 1996, January 28, 1995 and January 29, 1994, respectively.

BRENDLE'S INCORPORATED

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



NOTE 13 - ADVERTISING COSTS

In fiscal 1996, the Company adopted the provisions of the Accounting Standards Executive Committee's Statement of Position 93-7, "Reporting on Advertising Costs" (SOP 93-7). The Company expenses advertising costs the first time the advertising takes place. Adoption of SOP 93-7 did not have a material impact on the Company's results of operations. The Company had prepaid advertising of $186,000 and $304,000 at January 27, 1996 and January 28, 1995, respectively. Advertising expense charged to income was $6,655,000, $5,929,000, and $9,977,000 for the years ended January 27, 1996, January 28, 1995, and January 29, 1994, respectively.

NOTE 14 - GAIN ON INSURANCE POLICY

As discussed in Note 9, one of the four shareholders, passed away on September 29, 1995. The Company subsequently received life insurance proceeds of $3,000,000, less outstanding loans on the policy of $445,000, for net proceeds of $2,555,000. Pursuant to the shareholders' agreement and as detailed in Note 9, the estate of the shareholder can require the Company to purchase the shareholder's Common Stock at fair value up to the life insurance proceeds. The fair value of the deceased shareholder's Common Stock was determined to be $988,000 based on the average closing market price of the Company's Common Stock for the twenty days preceding the shareholder's death. This average market price was computed as $0.5163 per share and the deceased shareholder owned 1,912,667 shares of the Company's Common Stock. Accordingly, at January 27, 1996 the Company recorded a liability of $988,000 in other accrued liabilities for the potential purchase of this Common Stock with a corresponding cumulative reduction in retained earnings. The remaining gain of $46,000, net of outstanding loans, is the result of the death of another officer of the Company.

NOTE 15 - GAIN ON SALE OF PROPERTY AND EQUIPMENT

The Company recorded a gain on the sale of facilities of $1,026,000 in the current year. This gain is primarily comprised of $963,000 in proceeds received by the Company to surrender its lease on the close of the Chapel Hill, N.C. store in September, 1995. The remaining $63,000 is the result of other miscellaneous transactions during fiscal 1996.

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

         3.2                        The Company's By-Laws, as amended on April
                                    20, 1994.  (incorporated by reference to Exhibit
                                    3.2 of the Company's Annual Report on Form
                                    10-K for the  fiscal year ended January 28,
                                    1995)

         3.3                        Articles of Amendment amending the
                                    Company's Articles of Incorporation effective
                                    April 27, 1994.

         3.4                        Articles and Plan of Merger providing for the
                                    merger of Brendle's Stores, Inc. into the
                                    Company effective April 29, 1994.
                                    (incorporated by reference to Exhibit 3.4 of the
                                    Company's Annual Report on Form 10-K for
                                    the  fiscal year ended January 28, 1995)

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

         10.36                      Triple Net Lease between Brenco and the
                                    Company dated as of September 14, 1987, re:
                                    Store #38, Wilmington, NC (incorporated by reference to the Company's report on Form 10-
                                    K for the fiscal year ended January 31, 1989)

         10.37                      Triple Net Lease between Brenco and the
                                    Company dated April 29, 1988, re: Store #42,
                                    Greenville, NC (incorporated by reference to the Company's report on Form 10-K for the fiscal year ended January 31, 1989)

         10.38 Consulting Agreement with S. Floyd Brendle, dated February 17, 1989 (incorporated by reference to the Company's report on Form 10-
                                    K for the fiscal year ended February 3, 1990)

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

         10.59 Lease Agreement effective February 1, 1994 between the Company and P.B. Realty, Inc. for the lease of distribution center space.
                                    (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995)

         10.60                      Loan and Security Agreement between the
                                    Company and Foothill Capital Corporation
                                    dated April 21, 1994.   (incorporated by
                                    reference to Exhibit 10.60 of the Company's
                                    Annual Report on Form 10-K for the  fiscal
                                    year ended January 28, 1995)

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

         12                         Statement regarding computation of ratios:  Not
                                    Applicable


         16                         Letter regarding change in certifying
                                    accountants:  Not Applicable

         18                         Letter regarding change in accounting
                                    principles:  Not Applicable

         19                         Previously unfiled documents:  Not Applicable

         22 Subsidiaries of the Company. (incorporated by reference to Exhibit 10.60 of the Company's
                                    Annual Report on Form 10-K for the fiscal year ended January 28, 1995)





         23                         Published report regarding matters submitted to
                                    vote of security holders:  Not Applicable

         24                         Consent of Price Waterhouse

         25                         Powers of Attorney: Not Applicable

         28                         Additional Exhibits:  Not Applicable

         29 Information from reports furnished to state insurance regulatory authorities: Not
                                    Applicable


*The Company's Registration Statement on Form S-1 dated April 11, 1986 to which certain documents are incorporated by reference herein is Registration No. 33-4774.