Form 10-Q
period 1996-04-27
BRENDLES INC
filed 1996-06-11
CIK 791851

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[x]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 1996.

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


From the transition period from_____________ to ___________________

- -------------------------------------------------------------------

Commission file number__ 33-13622_________________________________

- -------------------------------------------------------------------

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

As of June 11, 1996, there were 12,756,284 shares of the issuer's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



                             BRENDLE'S INCORPORATED

                      Consolidated Statement of Operations

                                   (Unaudited)

                      (In thousands except per share data)

                                                       Three Months Ended
                                               ---------------------------------
                                                  Apr. 27,             Apr. 29,
                                                    1996                 1995
                                               ------------         -----------

Net  sales ....................................     25,685            $ 23,920
Other income ..................................          9                 233
                                                                       --------
Total revenue .................................     25,694              24,153
                                                                       --------

Cost and expenses:
  Cost of merchandise sold ....................     19,611              16,977
  Selling, operating and
     administrative expenses ..................     10,612               9,481
  Depreciation and amortization ...............        620                 864
  Interest expense:
   Capitalized leases .........................         17                  51
   Other ......................................        762                 625
  Provision for restructuring .................      9,215                 --
                                                     --------            ------
                                                     40,837             27,998
                                                     --------            ------
Loss before provision for income taxes.........     (15,143)             (3,845)

Provision for income taxes ....................       --                   --
                                                    --------            ------

Net loss .............................             $(15,143)           $ (3,845)
                                                    ========           ======

Weighted average shares outstanding ...........     12,757              12,759
                                                   --------              ------


Net income (loss) per share ...................    (1.19)              $ (0.30)
                                                    --------            ------

                             BRENDLE'S INCORPORATED

                           Consolidated Balance Sheet
                                   (Unaudited)
                      (In thousands except per share data)

                                                                    Apr. 27,     January 27,    Apr. 29,
                                                                      1996        1996            1995
                                                                 ---------------------------  --------------
Assets
Current Assets:
  Cash and temporary cash investments ............................     $2,360    $  1,380    $  2,457
  Accounts receivable ............................................      1,293       1,295         898
  Merchandise inventories ........................................     48,867      50,147      54,045
  Other current assets ...........................................      1,390       1,211       1,533
                                                                       -----       --------    --------
    Total current assets .........................................     53,910      54,033      58,933

Property and equipment, less accumulated
  depreciation and amortization ..................................      6,800       7,387       8,224
Other assets .....................................................        626         568         853
                                                                       -------   --------    --------
                                                                     $ 61,336    $ 61,988    $ 68,010
                                                                       =======   ========    ========
Liabilities and Shareholders' Equity
Current liabilities:
  Revolving credit facility ......................................   $ 20,172    $ 22,275    $ 20,352
  Accounts Payable
    Trade ........................................................        806       4,709       8,078
    Outstanding Checks (Note #5) .................................        497       3,432       2,215
  Current portion of capitalized lease obligations ...............        173         168         848
  Current portion of restructuring reserve .......................        200         206         426
  Other accrued liabilities (Note #6) ............................      7,581       4,150       3,132
                                                                       --------   --------    --------
    Total current liabilities ....................................     29,429      34,940      35,051

Reorganization notes .............................................        198         207         387
Capitalized lease obligations, less current portion ..............        234         282         407
Other liabilities ................................................      1,212       1,328       1,124
Other deferred credit ............................................        425         425         529
                                                                      --------    --------    --------
  Total long-term liabilities ....................................      2,069       2,242       2,447

Liabilities subject to compromise ................................     20,175        --          --

  Total Liabilities ..............................................     51,673      37,182      37,498
                                                                       --------   --------    --------

Shareholders' equity:
   Common stock, $1 par value, 20,000,000
    shares authorized, 12,756,284, 12,756,284
    and 12,758,717 shares issued .................................     12,756      12,756      12,759
  Capital in excess of par value .................................     20,895      20,895      20,896
  Retained earnings (deficit) ....................................    (23,988)     (8,845)     (3,143)
                                                                       --------   --------    --------

Total shareholders' equity .......................................      9,663      24,806      30,512
                                                                     --------     --------    --------
                                                                      $61,336    $ 61,988    $ 68,010
                                                                   ===========   =========   ========


                             BRENDLE'S INCORPORATED

                      Consolidated Statement of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                  -------------------------------
                                                                                     Apr. 27,         Apr. 29,
                                                                                       1996             1995
                                                                                  -------------  ---------------
Operating activities:
  Net income (loss) ............................................................$ (15,143)         $(3,845)
    Items not requiring (providing) cash:
     Depreciation and amortization .............................................     620              864

Changes in assets and liabilities:
  Accounts receivable ..........................................................       2               73
  Merchandise inventories ......................................................   1,280           (5,594)
  Other current assets .........................................................    (179)            (172)
  Accounts payable and accrued liabilities .....................................    (478)            4,239
                                                                                  -------          -------

  Cash provided by operating activities .......................................  (13,898)           (4,435)
                                                                                  -------          -------

Investing Activities:
  Additions to property and equipment ..........................................     (50)            (312)
  Retirements of property and equipment ........................................      17             --
  Addition in other assets .....................................................     (58)             (65)
                                                                                   -------         -------

  Cash provided by investing activities ........................................     (91)            (377)
                                                                                   -------         -------

Financing Activities:
  Increase in liabilities subject to compromise ................................  20,175               --
  Outstanding checks ...........................................................   (2,935)          1,163
  Increase in long-term liabilities ............................................    (125)            (224)
  Increase in reorganization notes .............................................    --               --
  Decrease in capitalized lease obligations ....................................     (43)            (435)
  Borrowings on revolving credit facility ......................................  (2,103)           4,984
                                                                                   -------         -------

  Cash provided by financing activities ........................................  14,969            5,488
                                                                                   -------        -------

Net increase in cash and
  temporary cash investments ...................................................     980              676

Cash and temporary cash investments
  - beginning of period ........................................................   1,380            1,781
                                                                                   -------        -------

Cash and temporary cash investments
  - end of period .............................................................. $ 2,360          $ 2,457
                                                                                    =======        =======

                                  Page 5 of 13

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

                  On September 29, 1995, Patty Brendle Redway, one of the four shareholders, died. The Company subsequently recognized a gain of approximately $2,555,000 from life insurance proceeds, which represents the face value of the policy ($3,000,000), less cash surrender value previously recorded. The Estate of Mrs. Redway has exercised the right to cause the Company to redeem from the Estate 1,812,667 shares of stock. The Company has recorded a liability of $988,000 for the protential purchase of this Common Stock with a corrseponding cumulative reduction in retained earnings. This liabiliity is included in liabilities subject to compromise. The Company will not be able to comply with the terms of this Agreement without the approval of the Bankruptcy Court.

                  An amount equal to the cash surrender value of these remaining policies at April 27, 1996 and April 29, 1995 of $425,000 and $529,000, respectively, has been shown as an other deferred credit on the balance sheet with a corresponding reduction in retained earnings. As of April 27, 1996 the Company has taken out loans against the cash surrender value of these policies in the sum of $1,852,000 to finance current capital require-ments.

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


Note 5. Outstanding checks totaling $497,000 on April 27, 1996 were classified under current liabilities (as outstanding checks) and included in cash at April 27, 1996.

Note 6. The Company received a tax refund of $3,385,000 related to net operating loss carrybacks of previous years. This refund is currently under review by the Internal Revenue Service (IRS). The Company did not record a benefit for the item, but recorded it in accrued liabilities until clearance is received from the IRS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         On April 16, 1996 the Company filed for protection under Chapter 11 of the Bankruptcy Code in order to implement a significant restructuring of its merchandise strategy.

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

Comparison of Operations

First Quarter Fiscal 1997 Compared to First Quarter Fiscal 1996

         Net sales for the first quarter of FYE January 1997, ("Fiscal 1997") increased $1,765,000, or 7.4%, compared to the same period last year. The Company operated 30 stores during a substantial portion of the first quarter of both years and the comparable store sales increase was 5.6%. The increase in sales was primarily the result of the store closing sale in a Greensboro, North Carolina store which occurred in February, 1996 coupled with one additional promotional flyer in March, 1996 compared to the first quarter of Fiscal 1996.

         Other income, which consists of miscellaneous non-recurring items was $9,000 for the first quarter of Fiscal 1997 compared to $233,000 for the same period last year.

         The cost of merchandise sold in the first quarter of Fiscal 1997 was $19,611,000 compared to $16,977,000 for the same period last year. The increase in cost of goods sold was primarily the result of the increase in sales resulting from the store closing sale in the Greensboro store and the addition of one flyer in March, as discussed above.

         Gross margin as a percentage of revenues was 23.7% for the first quarter of Fiscal 1997 compared to 29.7% for the same period last year. This decrease in the gross margin percentage is primarily the result of the store closing sale in Greeensboro, North Carolina.

         Selling, operating, and administrative expenses ("SO & A") for the first quarter of Fiscal 1997 and 1996 were $10,612,000 and $9,481,000, respectively. This increase is primarily the result of increased occupancy costs due to the Company operating one more store during February of the first quarter versus last year. The Company also renewed leases at nine locations since the first quarter of last year. These lease renewals included CPI increases and are now accounted for as operating leases in the current year whereas they were recorded as capital leases for the same period last year. The increase in SO & A expense also reflects the cost of one aditional promotional event compared to the same period last year. SO & A expenses, as a percentage of revenues, increased to 41.3%, compared to 39.3% for the same period last year.


         Depreciation and amortization expense for the first quarter of fiscal 1997 and fiscal 1996 was $620,000 and $864,000, respectively. Expense for fixed asset depreciation and amortization is less because certain assets have become fully depreciated and certain leases which were previously accounted for as capital leases have been renewed since the first quarter of last year and have been included as operating leases in SO&A expense.



         Interest on capital leases for Fiscal 1997 and Fiscal 1996 was $17,000 and $51,000, respectively. This interest expense is less due to the renewal of nine lease since the first quarter of last year which are being accounted for as operating leases and the cost is reflected in the SO,&A expense. Interest expense on other debt and bank fees was $762,000 compared to $625,000 for the same quarter last year. This increase in interest expense is due to an increase in interest rates and additional borrowings under the Company's $45 million Revolving Credit Facility.


         Reorganization costs of $9,215,000 for the first quarter of Fiscal 1997 reflect the reserve for the liquidation of inventory and other costs associated with the closing of the 18 stores, corporate downsizing, and other costs of the Chapter 11 Proceeding. There were no reorganization costs for the first quarter of Fiscal 1996.


         Net loss for the first quarter of Fiscal 1997 was $15,143,000 compared to $3,845,000 for the first quarter of Fiscal 1996. Fiscal 1997 net loss includes $9,215,000 of reorganization costs as discussed above. Management believes earnings (loss) before interest, taxes, depreciation, amortization and reorganization items ("EBITDA") is a useful tool for measuring performance because net income (loss) is not comparable with the previous period due to the Chapter 11 Proceeding.

         EBITDA(loss) for the first quarter of Fiscal 1997 was ($4,529,000) compared with ($2,305,000) for the same period last year.

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

         As a product of the Chapter 11 Proceeding, Brendle's liquidity position has been positively affected because the cash requirements for the payment of accounts payable and certain other liabilities that were incurred prior to the filing of the Chapter 11 Proceeding have, in most cases, been deferred until a Plan of Reorganization is confirmed by the Bankruptcy Court. For financial statement purposes, pre-petition liabilities which are dependent on the Chapter 11 Proceeding have been segregated and classified as "liabilities subject to compromise" on the balance sheet. At April 27, 1996 liabilities subject to compromise were $20,175,000.

         The Company's cash balance at April 27, 1996 was $2,360,000 compared to $2,457,000 million at April 29, 1995.


         Merchandise inventories were $48,867,000 at April 27, 1996, compared to $54,045,000 at April 29, 1995. The decline in inventories was primarily the result of reduced inventory receipts in the first quarter for the 18 stores planned to be closed pursuant to the 1996 strategic plan.


         Current liabilities at April 27, 1996 were $29,429,000 compared with $35,051,000 at April 29, 1995. This decrease resulted from debt reclassified as liabilities subject to compromise which will be resolved under the Chapter 11 Proceeding as discussed above.

         On April 30, 1996, the Company received Bankruptcy Court Approval for a one-year $25 million Debtor-In-Possession Revolving Credit Facility ("DIP Facility") to be used to retire Foothill's pre-petition secured loan and, to the extent necessary, fund working capital requirements. The $25 million DIP Facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements. These include two financial ratio covenants: (1) current ratio, and (2) total liabilities to tangible net worth ratio. As of April 27, 1996, the Company was not in compliance with these covenants. The obligation to Foothill Capital Corporation has been shown as a current liabilitiy on the balance sheet since its inception. Therefore, noncompliance with the financial covenants has no effect on the financial statements of the Company. The Revolving Credit
Facility was converted to a Debtor-In-Possession Facility upon filing of the Chapter 11 proceeding pending final Bankruptcy Court approval.

         Under the DIP Facility, the lender agrees to make revolving loans and issue or guarantee letters of credit for the Company in an amount not exceeding the lesser of the Borrowing Base (as defined in the Loan Agreement), or $25 million. The maximum borrowing capacity will be reduced to $15 million by June
2, 1996. The Revolving Credit Facility includes a sublimit of $2 million for documentary and stand-by letters of credit.

         The DIP Facility provides that each loan shall bear interest at a rate of prime plus two (2.00) percentage points. Interest on these loans shall be payable monthly in arrears on the first day of each month. Also, under the DIP Credit Facility, the Company pays an unused line fee for an amount equal to one-half of one percent (.50%) per annum on the unused portion of the DIP Facility and a letter of credit fee equal to two and one-half percent (2.5%) per annum on the average daily balance of the aggregate undrawn letters of credit and letter of credit guarantees outstanding during the immediately preceding month and certain other fees. The DIP Facility also requires a monthly servicing fee of $3,500 per month. The Company also paid a one-time fee of $150,000 in order to establish the DIP Facility.

         At April 27, 1996, the Company had borrowed $20,172,000 from the DIP Facility and had outstanding $1,359,000 in open letters of credit, for a total of $21,531,000. At April 27, 1996, the total available under the DIP Facility based on the borrowing base formula was $24,225,000. As the inventory at the eighteen closing stores is liquidated, the proceeds will be applied to the balance of the DIP Facility and the Company expects borrowings under the DIP Facility to be at zero by July 1, 1996.

         The Company's ability to continue as a going concern is dependent, in part, on its ability to obtain merchandise on a timely basis from vendors on acceptable terms. Many vendors have agreed to resume shipments and negotiations with vendors are returning payment terms and credit lines to more acceptable levels. Management of the Company believes the DIP facility will have a significant positive impact on terms it is able to receive from its vendors.

         In addition to cash used for operations, approximately $50,000 was also used for capital expenditures during the first quarter of Fiscal 1997. The Company anticipates total capital expenditures for Fiscal 1997 of approximately $1,300,000 primarily for normal facility maintenance and the refurbishing of the twelve (12) go-forward stores in accordance with the 1996 strategic plan.

         Management believes the DIP Facility, together with the cash from operations and vendor credit, should be adequate to cover working capital requirements and capital expenditures.


                           PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

         On April 16,  1996,  the Company  filed a Voluntary  Petition  with the
United States Bankruptcy Court for the Middle District of North Carolina instituting a Chapter 11 reorganization proceeding. The case has been assigned number B-96-50495C-11W. Subsequent to the filing, pursuant to motions filed by Brendle's, the United States Bankruptcy Court authorized the closing of 18 stores and the liquidation of the inventory located in those stores through going out of business sales. Also, pursuant to Motion filed by Brendle's, an Order has been entered approving interim post-petition financing from Foothill Capital Corporation in the amount of $25,000,000. It is anticipated that a Final Order will approve post-petition financing in an approximate amount of $12-15 million which the Company feels will be adequate for the needs of the Company while it is a debtor-in-possession. In addition to the official unsecured creditors committee which is routinely appointed in Chapter 11 reorganization cases, the United States Bankruptcy court, pursuant to a motion filed by Brendle's, has also approved the formation of an official Equity Security
Holders Committee, which is now actively functioning in the Chapter 11 proceeding. During the course of court proceeding, Brendle's has announced on the record that it intends to file its plan of reorganization prior to August 14, 1996, which is the last day of the original exclusivity period.


ITEM 2.  CHANGES IN SECURITIES     None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES     None
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None

ITEM 5.  OTHER INFORMATION None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The Company filed a Form 8-K on April 29, 1996,
reporting   under  Item 3 the filing of the April 1996 Chapter 11 Proceeding.

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

Date:  June 11, 1996