Form 10-Q/A
period 1996-04-27
BRENDLES INC
filed 1996-06-13
CIK 791851

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



         At April 27, 1996, the Company had borrowed $20,172,000 and had outstanding $1,359,000 in open letters of credit, for a total of $21,531,000 under the Foothill pre-petition $45 million Revolving Credit Facility. At April 27, 1996, the total available under the Foothill pre-petition Revolving Credit Facility based on the borrowing base formula was $24,225,000. At the end of the first quarter of Fiscal 1997, the Company was in violation of the covenants of the pre-petition Revolving Credit Facility.

         However, on April 30, 1996, the Company received Bankruptcy Court Approval for a one-year $25 million Debtor-In-Possession Revolving Credit Facility ("DIP Facility") to be used to retire Foothill's pre-petition secured loan and, to the extent necessary, fund working capital requirements. The $25 million DIP Facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements. These include two financial ratio covenants: (1) current ratio, and (2) total liabilities to tangible net worth ratio. As the inventory at the eighteen closing stores is liquidated, the proceeds will be applied to the balance of the DIP Facility and the Company expects borrowings under the DIP Facility to be at zero by July 1, 1996.

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

Date:  June 13, 1996