Form 10-K405/A
period 1996-01-27
BRENDLES INC
filed 1996-06-19
CIK 791851

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K/A

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

BRENDLE'S INCORPORATED

STATEMENTS OF CASH FLOWS
(In thousands)
- ------------------------------------------------------------------------------------------------------------------


                                                                                FISCAL YEAR ENDED
                                                                  JANUARY 27,      JANUARY 28,      JANUARY 29,
                                                                     1996             1995             1994
                                                                     ----             ----             ----
Operating activities:
   Net income (loss)                                              $   (8,663)     $    21,963       $  (19,619)
   Items not requiring (providing) cash:
      Depreciation and amortization                                    3,190            3,561            4,877
      (Gain) loss on sale of property and equipment                   (1,026)              75           11,839
      Restructuring reserve                                             (352)             916           (4,109)
      Extraordinary item - gain from forgiveness of debt                  --          (32,367)              --

   Changes in assets and liabilities:
      Accounts receivable                                               (324)             509            4,856
      Merchandise inventories                                         (1,696)           5,682            3,760
      Other current assets                                               150             (391)           4,664
      Accounts payable and other liabilities                           3,150            2,159           (4,278)

      Cash provided (used) by operating activities                    (5,571)           2,107            1,990


Investing activities:
   Additions to property and equipment                                (1,956)            (870)            (823)
   Proceeds from sale of property and equipment                        1,181            4,225            8,704
   Other                                                                 220             (349)             529

      Cash provided (used) by investing activities                      (555)           3,006            8,410


Financing activities:
   Payment of labilities subject to compromise                            --          (56,119)              --
   Increase (decrease) in capitalized lease obligations               (1,240)           1,690           (1,356)
   Net borrowings on revolving credit facility                         6,907           15,368          (10,875)
   Increase (decrease) in other long-term liabilities                     62              974               --
   Issuance of common stock                                               --               --               11
   Retirement of common stock                                             (3)             (10)              --
   Decrease in capital in excess of par value                             (1)              (9)              --

      Cash (used) provided by financing activities                     5,725          (38,106)         (12,220)


Net decrease in cash and temporary cash investments                     (401)         (32,993)          (1,820)

Cash and temporary cash investments - beginning of year                 1,781          34,774           36,594

Cash and temporary cash investments - end of year                 $     1,380      $    1,781   $       34,774


Supplemental disclosures of cash flow information:
Interest paid during the year                                     $    2,982      $     2,547       $      383


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