Form 10-Q
period 1996-07-27
BRENDLES INC
filed 1996-09-10
CIK 791851

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549



(Mark One)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 1996.

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


From the transition period from_____________ to ___________________

- - -------------------------------------------------------------------

______________Commission File Number  33-13622_____________________

- - -------------------------------------------------------------------


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

As of September 10, 1996, there were 12,756,284 shares of the issuer's Common Stock outstanding.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements



                             BRENDLE'S INCORPORATED

                        Consolidated Statement of Income

                                   (Unaudited)

                      (In thousands except per share data)






                                                                                             Three Months Ended
                                                                                    -------------------------------------
                                                                                       July 27,             July 29,
                                                                                         1996                 1995
                                                                                    ----------------     ----------------

Net  sales                                                                          $        10,326    $          30,108
Other income                                                                                      9                    1
                                                                                    ----------------     ----------------
Total revenue                                                                                10,335               30,109
                                                                                    ----------------     ----------------

Cost and expenses:
  Cost of merchandise sold                                                                    7,311               21,953
  Selling, operating and
     administrative expenses                                                                  5,029               10,096
  Depreciation and amortization                                                                 493                  860
  Interest expense:
   Capitalized leases                                                                             6                   51
   Other                                                                                        467                  795
  Gain on sale of facilities                                                                      -                 (955)
  Provision for restructuring                                                                   408                    -
                                                                                    ----------------     ----------------
                                                                                             13,714               32,800
                                                                                    ----------------     ----------------

Loss before provision for income taxes                                                       (3,379)              (2,691)

Provision for income taxes (Note 3)                                                               -                    -
                                                                                    ----------------     ----------------

Net loss                                                                            $        (3,379)   $          (2,691)
                                                                                    ================     ================

Weighted average shares outstanding                                                 $        12,757               12,759
                                                                                    ----------------     ----------------


Net loss per share                                                                  $         (0.26)   $           (0.21)
                                                                                    ----------------     ----------------


                             BRENDLE'S INCORPORATED

                        Consolidated Statement of Income

                                   (Unaudited)

                      (In thousands except per share data)



                                                                                              Six Months Ended
                                                                                    -------------------------------------
                                                                                       July 27,             July 29,
                                                                                         1996                 1995
                                                                                    ----------------     ----------------

Net  sales                                                                          $        36,011    $          54,028
Other income                                                                                     18                  234
                                                                                    ----------------     ----------------
Total revenue                                                                                36,029               54,262
                                                                                    ----------------     ----------------

Cost and expenses:
  Cost of merchandise sold                                                                   26,922               38,930
  Selling, operating and
     administrative expenses                                                                 15,641               19,577
  Depreciation and amortization                                                               1,113                1,724
  Interest expense:
   Capitalized leases                                                                            23                  102
   Other                                                                                      1,229                1,420
  Gain on sale of facilities                                                                      -                 (955)
  Provision for restructuring                                                                 9,622                   (1)
                                                                                    ----------------     ----------------
                                                                                             54,550               60,797
                                                                                    ----------------     ----------------

Loss before provision for income taxes                                                      (18,521)              (6,535)

Provision for income taxes (Note 3)                                                           -                    -
                                                                                    ----------------     ----------------

Net loss                                                                            $       (18,521)   $          (6,535)
                                                                                    ================     ================

Weighted average shares outstanding                                                          12,757               12,759
                                                                                    ----------------     ----------------


Net loss per share                                                                  $         (1.45)   $           (0.51)
                                                                                    ----------------     ----------------


                             BRENDLE'S INCORPORATED

                           Consolidated Balance Sheet
                                   (Unaudited)
                      (In thousands except per share data)



                                                                 July 27,              January 27,         July 29,
                                                                   1996                 1996                 1995
                                                              ----------------     ----------------     ---------------
Assets
Current Assets:
  Cash and temporary cash investments                         $         2,841    $           1,380    $          2,130
  Accounts receivable                                                     899                1,295                 973
  Merchandise inventories                                              18,358               50,147              49,696
  Other current assets                                                  2,040                1,211               3,128
                                                              ----------------     ----------------     ---------------
    Total current assets                                               24,138               54,033              55,927

Property and equipment, less accumulated
  depreciation and amortization                                         6,511                7,387               7,699
Other assets                                                              772                  568                 401
                                                              ----------------     ----------------     ---------------
                                                              $       31,421    $          61,988    $         64,027
                                                              ================     ================     ===============
Liabilities and Shareholders' Equity
Current liabilities:
  Revolving credit facility                                   $            (4)  $          22,275    $          21,601
  Accounts payable
    Trade                                                               1,602                4,709               5,590
    Outstanding checks (Note #5)                                          777                3,432               2,295
  Current portion of capitalized lease obligations                          -                  168                 454
  Current portion of restructuring reserve                                200                  206                 426
  Other accrued liabilities (Note #6)                                   7,038                4,150               3,494
                                                              ----------------     ----------------     ---------------
    Total current liabilities                                           9,613               34,940              33,860

Reorganization notes                                                      202                  207                 368
Capitalized lease obligations, less current portion                         -                  282                 365
Other liabilities                                                       1,148                1,328               1,083
Other deferred credit                                                     425                  425                 529
                                                              ----------------     ----------------     ---------------
  Total long-term liabilities                                           1,775                2,242               2,345

Liabilities subject to compromise                                      13,748                    -                   -

  Total Liabilities                                                    25,136               37,182              36,205
                                                              ----------------     ----------------     ---------------

Shareholders' equity:
   Common stock, $1 par value, 20,000,000
    shares authorized, 12,756,284, 12,756,284
    and 12,758,717 shares issued and outstanding                       12,756               12,756              12,759
  Capital in excess of par value                                       20,895               20,895              20,896
  Retained earnings (deficit)                                         (27,366)              (8,845)             (5,833)
                                                              ----------------     ----------------     ---------------

Total shareholders' equity                                              6,286               24,806              27,822
                                                              ----------------     ----------------     ---------------
                                                              $        31,422    $          61,988    $         64,027
                                                              ================     ================     ===============


                             BRENDLE'S INCORPORATED

                      Consolidated Statement of Cash Flows

                                   (Unaudited)
                                 (In thousands)



                                                                                              Six Months Ended
                                                                                    -------------------------------------
                                                                                       July 27,             July 29,
                                                                                         1996                 1995
                                                                                    ----------------     ----------------
Operating activities:
  Net loss                                                                          $       (18,521)   $          (6,535)
    Items not requiring (providing) cash:
     Depreciation and amortization                                                            1,113                1,724


Changes in assets and liabilities:
  Accounts receivable                                                                           396                   (2)
  Merchandise inventories                                                                    31,789               (1,245)
  Other current assets                                                                         (829)              (1,767)
  Accounts payable and accrued liabilities                                                     (219)               2,133
                                                                                    ----------------     ----------------

  Cash provided (used) by operating activities                                               13,729               (5,692)
                                                                                    ----------------     ----------------

Investing Activities:
  Additions to property and equipment                                                          (448)                (647)
  Retirements of property and equipment                                                     211                    -
  Addition in other assets                                                                     (204)                 387
                                                                                    ----------------     ----------------

  Cash used by investing activities                                                            (441)                (260)
                                                                                    ----------------     ----------------

Financing Activities:
  Increase in liabilities subject to compromise                                              13,748                -
  Outstanding checks                                                                         (2,655)                1242
  Decrease in long-term liabilities                                                            (467)                (284)
  Decrease in capitalized lease obligations                                                    (168)                (871)
  Borrowings on revolving credit facility                                                   (22,279)               6,233
  Decrease in reorganization reserve                                                             (6)                 (19)
                                                                                    -------------------------------------

  Cash provided (used) by financing activities                                              (11,827)               6,301
                                                                                    ----------------     ----------------

Net increase (decrease) in cash and
  temporary cash investments                                                                  1,461                  349

Cash and temporary cash investments
  - beginning of year                                                                         1,380                1,781
                                                                                    ----------------     ----------------

Cash and temporary cash investments
  - end of year                                                                     $         2,841    $           2,130
                                                                                    ================     ================


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

                  On September 29, 1995, Patty Brendle Redway, one of the four shareholders, died. The Company subsequently recognized a gain of approximately $2,555,000 from life insurance proceeds, which represents the face value of the policy ($3,000,000), less cash surrender value previously recorded. The Estate of Mrs. Redway has exercised the right to cause the Company to redeem from the Estate 1,812,667 shares of stock. The Company has recorded a liability of $988,000 for the potential purchase of this Common Stock with a corresponding cumulative reduction in retained earnings. This liability is included in liabilities subject to compromise. The Company will not be able to comply with the terms of this Agreement without the approval of the Bankruptcy Court.

                  An amount equal to the cash surrender value of these remaining policies at July 27, 1996 and July 29, 1995 of $425,000 and $529,000, respectively, has been shown as an other deferred credit on the balance sheet with a corresponding reduction in retained earnings. As of July 27, 1996, the Company has taken out loans against the cash surrender value of these policies in the sum of $1,852,000 to finance current capital requirements.

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

Note 5. Outstanding checks totaling $777,000 on July 27, 1996 were classified under current liabilities (as outstanding checks) and included in cash at July 27, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

             On April 16, 1996 the Company filed for protection under Chapter 11 of the Bankruptcy Code in order to implement a new strategic business plan premised upon a significantly revised merchandise strategy, which eliminated certain departments of merchandise, presented new product lines in the "Party Universe" and crafts departments and expanded offerings in "for the home" merchandise. The strategy also included corporate down-sizing, closing
18 of the Company's 30 stores and renovation of the twelve "go-forward" stores.

            The Company discontinued normal operations in the eighteen stores during the first week of May and over the next 10 weeks conducted inventory liquidation sales of merchandise from those 18 stores and the inventory from the exited departments using the servies of Schottenstein Bernstein Capital Group. The inventory liquidation sales are not reflected in sales and gross margin results for the quarter, but the estimated loss on inventory was included in the restructuring expense shown in the first quarter of Fiscal 1997.

           Due to the changes discussed above, the second quarter of Fiscal 1997 was a transition period from the old concept to "the New Brendle's." The results for the quarter reflect the impact of the disruption in business from the transition and is not representative of the results anticipated once the strategic plan is completed.

Comparison of Operations

Second Quarter Fiscal 1997 Compared to Second Quarter Fiscal 1996

         Net sales for the second quarter of FYE January 1997, ("Fiscal 1997") were $10,326,000 versus $30,108,000 for the same period last year which is a decrease of $19,782,000, or 65.7%. This decrease in sales is attributed to the Company operating 18 fewer stores during the second quarter of Fiscal 1997 compared to the second quarter of Fiscal 1996. Comparable store sales decreased 24.3% from the second quarter of last year due primarily to the elimination of certain merchandise offerings in accordance with the new merchandise strategy as discussed above, the general disruption in sales during the change-over of the existing stores to "the New Brendle's" format, and cancellation of one promotional flyer during the month of July.

         Other income, which consists of miscellaneous non-recurring items was $9,000 for the second quarter of Fiscal 1997 compared to $1 for the same period last year.

         The cost of merchandise sold in the second quarter of Fiscal 1997 was $7,311,000 compared to $21,953,000 for the same period last year. The decrease in cost of goods sold was primarily the result of the decrease in sales because of store closings.

         Gross margin as a percentage of revenues was 29.26% for the second quarter of Fiscal 1997 compared to 27.09% for the same period last year. This increase in the gross margin percentage is primarily the result of the elimination of certain lower margin departments of merchandise in accordance with the new merchandise strategy, as discussed above, and the cancellation of one promotional flyer.

         Selling, operating, and administrative expenses ("SO & A") for the second quarter of Fiscal 1997 and 1996 were $5,029,000 and $10,096,000, respectively. This decrease is primarily the result of operating 18 fewer stores than last year. SO & A expenses, as a percentage of revenues, increased to 48.7%, compared to 33.5% for the same period last year. The increase in SO & A expense, as a percentage of revenues, is attributed to the decrease in total sales dollars.

         Depreciation and amortization expense for the second quarter of Fiscal 1997 and Fiscal 1996 was $493,000 and $860,000, respectively. Expense for fixed asset depreciation and amortization is less because certain assets have become fully depreciated and certain leases which were previously accounted for as capital leases were renewed in the third quarter of last year and have been included as operating leases in SO & A expense.

         Interest on capital leases for Fiscal 1997 and Fiscal 1996 was $6,000 and $51,000, respectively. This interest expense is less due to the renewal of nine leases in the third quarter of last year, which are being accounted for as operating leases and the cost is reflected in the SO & A expense. Interest expense on other debt and bank fees was $467,000 compared to $795,000 for the same quarter last year. This decrease in interest expense is due to decreased borrowings under the Company's $25 million Debtor-in-Possession Revolving Credit Facility ("DIP Facility"). Borrowings were less than last year because of inventory liquidation in the eighteen closed stores and the resulting paydown on the DIP Facility.

         Reorganization costs of $408,000 for the second quarter of Fiscal 1997 reflect the costs associated with the closing of the 18 stores, corporate down-sizing, and other costs of the Chapter 11 Proceeding. There were no reorganization costs for the second quarter of Fiscal 1996.

         Net loss for the second quarter of Fiscal 1997 was $3,379,000 compared to $2,691,000 for the second quarter of Fiscal 1996. Fiscal 1997 net loss includes $408,000 of reorganization costs as discussed above. Management believes earnings (loss) before interest, taxes, depreciation, amortization and reorganization items ("EBITDA") is a useful tool for measuring performance because net income (loss) is not comparable with the previous period due to the Chapter 11 Proceeding.

         EBITDA(loss) for the second quarter of Fiscal 1997 was ($2,005,000) compared with ($1,940,000) for the same period last year.

         The Company's tax loss carry-backs were exhausted in Fiscal 1992 resulting in the loss of any tax benefit for the first quarter of Fiscal 1996. The loss carry-forwards will be used as future earnings allow.



First Six Months Fiscal 1997 Compared to First Six Months Fiscal 1996

         Net sales of $36,011,000 for the first six months of FYE January 1997, ("Fiscal 1997") decreased $18,017,000, or 33.3% from $54,028,000 for the same period last year. The Company operated 30 stores during a substantial portion of the first quarter of both years. However, following store closings in the first week of May, 1996, second quarter results for Fiscal 1997 included sales for only 12 stores compared to thirty stores for the second quarter of last year. Comparable store sales for the first six months of Fiscal 1997 decreased 11.0% because of the elimination of certain merchandise departments that were sold during the prior year and the disruption in sales by remodeling stores to make way for new merchandise departments.

         Other income, which consists of miscellaneous non-recurring items was $18,000 for the first six months of Fiscal 1997 compared to $234,000 for the same period last year.

         The cost of merchandise sold in the first six months of Fiscal 1997 was $26,922,000 compared to $38,930,000 for the same period last year. The decrease in cost of goods sold was primarily the result of the decrease in sales during the second quarter of Fiscal 1997, as discussed above, offset by a store closing sale in Greensboro, North Carolina during the first quarter of the year.

         Gross margin as a percentage of revenues was 25.3% for the first six months of Fiscal 1997 compared to 28.3% for the same period last year. This decrease in the gross margin percentage is primarily the result of the store closing sale during the first quarter of this year offset by the elimination of lower gross profit percentages on exited product lines during the second quarter of Fiscal 1997.

         Selling, operating, and administrative expenses ("SO & A") for the first six months of Fiscal 1997 and 1996 were $15,641,000 and $19,577,000, respectively. This decrease is primarily the result of operating 18 fewer stores during the second quarter of the year. SO & A expenses, as a percentage of revenues, increased to 43.4%, compared to 36.1% for the same period last year. The increase in SO & A expense, as a percentage of revenues, is attributed to the decrease in total sales dollars.

         Depreciation and amortization expense for the first six months of Fiscal 1997 and Fiscal 1996 was $1,113,000 and $1,724,000, respectively. Expense for fixed asset depreciation and amortization is less because certain assets have become fully depreciated and certain leases which were previously accounted for as capital leases were renewed during the third quarter of last year and have been included as operating leases in SO & A expense.

         Interest on capital leases for Fiscal 1997 and Fiscal 1996 was $23,000 and $102,000, respectively. This interest expense is less due to the renewal of nine leases during the third quarter of last year, which are being accounted for as operating leases and the cost is reflected in the SO & A expense. Interest expense on other debt and bank fees was $1,229,000 compared to $1,420,000 for the same period last year. This decrease in interest expense is due to a decrease in borrowings under the Company's DIP Facility in the second quarter of Fiscal 1997.

         Reorganization costs of $9,622,000 for the first six months of Fiscal 1997 reflect the reserve for the liquidation of inventory and other costs associated with the closing of the 18 stores, corporate down-sizing, and other costs of the Chapter 11 Proceeding. There were no reorganization costs for the first six months of Fiscal 1996.

         Net loss for the first six months of Fiscal 1997 was $18,521,000 compared to $6,535,000 for the first six months of Fiscal 1996. Fiscal 1997 net loss includes $9,622,000 of reorganization costs as discussed above. Management believes earnings (loss) before interest, taxes, depreciation, amortization and reorganization items ("EBITDA") is a useful tool for measuring performance because net income (loss) is not comparable with the previous period due to the Chapter 11 Proceeding.

         EBITDA(loss) for the first six months of Fiscal 1997 was ($6,534,000) compared with ($4,245,000) for the same period last year.

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

         As a product of the Chapter 11 Proceeding, Brendle's liquidity position has been positively affected because the cash requirements for the payment of accounts payable and certain other liabilities that were incurred prior to the filing of the Chapter 11 Proceeding have, in most cases, been deferred until a Plan of Reorganization is confirmed by the Bankruptcy Court. For financial statement purposes, pre-petition liabilities which are dependent on the Chapter 11 Proceeding have been segregated and classified as "liabilities subject to compromise" on the balance sheet. At July 27, 1996 liabilities subject to compromise were $13,748,000.

         The Company's cash balance at July 27, 1996 was $2,841,000 compared to $2,130,000 at July 29, 1995.

         Merchandise inventories were $18,358,000 at July 27, 1996, compared to $49,696,000 at July 29, 1995. The decline in inventories was the result of closing 18 stores and exiting certain merchandise categories per the new merchandising strategy.

         Current liabilities at July 27, 1996 were $9,613,000 compared with $33,860,000 at July 29, 1995. This decrease resulted from the pay-down of the revolving credit upon the liquidation of inventory at the 18 closed stores and debt reclassified as liabilities subject to compromise which will be resolved under the Chapter 11 Proceeding as discussed above.

         On April 30, 1996, the Company received Bankruptcy Court Approval for a one-year $25 million Debtor-In-Possession Revolving Credit Facility ("DIP Facility") to be used to retire Foothill's pre-petition secured loan and, to the extent necessary, fund working capital requirements. The $25 million DIP Facility includes restrictions on capital expenditures as well as standard covenants found in similar agreements. These include two financial ratio covenants: (1) current ratio, and (2) total liabilities to tangible net worth ratio. As the inventory at the eighteen closing stores was liquidated, the proceeds were applied to the balance of the DIP Facility. The Company had no borrowings under the DIP Facility on July 27, 1996.

         Under the DIP Facility, the lender agrees to make revolving loans and issue or guarantee letters of credit for the Company in an amount not exceeding the lesser of the Borrowing Base (as defined in the Loan Agreement), or $25 million. The maximum borrowing capacity was reduced to $15 million on June 2, 1996. The Revolving Credit Facility includes a sublimit of $2 million for documentary and stand-by letters of credit.

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

         In addition to cash used for operations, approximately $448,358 was also used for capital expenditures during the first six months of Fiscal 1997. The Company anticipates total capital expenditures for Fiscal 1997 of approximately $1,300,000 primarily for normal facility maintenance and the refurbishing of the twelve (12) go-forward stores in accordance with the 1996 strategic plan.

         Management believes the DIP Facility, together with the cash from operations and vendor credit, should be adequate to cover working capital requirements and capital expenditures.

                           PART II. OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

         On April 16, 1996, the Company filed a Voluntary Petition with the United States Bankruptcy Court for the Middle District of North Carolina instituting a Chapter 11 reorganization proceeding. The case has been assigned number B-96-50495C-11W. Subsequent to the filing of the voluntary Petition, the Company sought and obtained numerous orders from the Bankruptcy Court which were intended to stabilize and enhance its business operations. These include, among others, orders (i) authorizing the employment of various professionals to assist the Debtor and Committees; (ii) authorizing payment of employee wages and benefits in the ordinary course of its business; (iii) authorizing the Company to maintain its existing bank accounts; (iv) authorizing the Company to honor all layaway agreements, gift certificates and merchandise credits; (v) authorizing the Company to continue in effect all employee benefit plans; (vi) authorizing the Company to make payment to utility companies in the ordinary course of business and determining that such payments constituted adequate assurance of future performance; (vii) establishing an expedited claims bar date of July 15, 1996; (viii)authorizing store closings and approving the sale of inventory located therein; (ix) authorizing and approving a revolving post petition credit line with Foothill Capital Corporation; (x) authorizing the retention of professionals to market closed store leases; (xi) authorizing the auction sale of equipment at closed store locations; (xii) establishing fee guideline procedures; (xiii) approving a stock balancing program which allows the Debtor to return merchandise to creditors for credits against pre-petition claims; and (xiv) approving various lease termination agreements and settlements reached with landlords.



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

Date:  September 10, 1996