Form 10-Q
period 1996-10-26
BRENDLES INC
filed 1996-12-16
CIK 791851

                                   Form 10-Q



                       SECURITIES AND EXCHANGE COMMISSION



                            WASHINGTON, D. C.  20549





(Mark One)



[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended October 26, 1996.



[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934



From the transition period from_____________ to ___________________


______________Commission File Number  33-13622_____________________




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


Yes   X          No             Not Applicable
   ---------       --------                   ---------



                APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    As of December 10, 1996, there were 12,758,717 shares of the issuer's Common Stock outstanding.

                         PART I.  FINANCIAL INFORMATION

                         Item 1.  Financial Statements





                             BRENDLE'S INCORPORATED

                        Consolidated Statement of Income

                                  (Unaudited)

                      (In thousands except per share data)





                                                      Three Months Ended
                                                     Oct. 26,   Oct. 28,
                                                       1996       1995



Net  sales                                         $    9,996  $   29,505
Other income                                               41          36
Total revenue                                          10,037      29,541


Cost and expenses:
  Cost of merchandise sold                              7,046      22,510
  Selling, operating and
     administrative expenses                            4,937      10,772
  Depreciation and amortization                           357         784
  Interest expense:
   Capitalized leases                                     (28)         42
   Other                                                  195         855
  Gain on sale of facilities                              ---          (8)
  Gain on life insurance proceeds (Note 2)                ---      (2,555)
  Reorganization costs                                  1,953         ---
                                                       14,460      32,400


Loss before provision for income taxes                 (4,423)     (2,859)

Provision for income taxes (Note 3)                       ---         ---

Net loss                                            $  (4,423)  $  (2,859)

Weighted average shares outstanding                    12,757       12,757

Net loss per share                                 $   (0.35)    $   (0.22)

                             BRENDLE'S INCORPORATED

                        Consolidated Statement of Income

                                  (Unaudited)

                      (In thousands except per share data)





                                                Nine Months Ended
                                             Oct. 26,     Oct. 28,
                                                1996         1995

Net  sales                                 $   46,007     $  83,534
Other income                                       59           269
Total revenue                                  46,066        83,803

Cost and expenses:
  Cost of merchandise sold                     33,968        61,440
  Selling, operating and
     administrative expenses                   20,578        30,349
  Depreciation and amortization                 1,470         2,507
  Interest expense:
   Capitalized leases                              (5)          143
   Other                                        1,424         2,278
  Gain on sale of facilities                      ---          (963)
  Gain on life insurance proceeds (Note 2)        ---        (2,555)
  Reorganization costs                         11,575            (1)
                                               69,010        93,198

Loss before provision for income taxes        (22,944)       (9,395)

Provision for income taxes (Note 3)               ---           ---
Net loss                                   $  (22,944)    $  (9,395)
Weighted average shares outstanding            12,758        12,758
Net loss per share                         $    (1.80)    $   (0.74)

                             BRENDLE'S INCORPORATED
                           Consolidated Balance Sheet
                                  (Unaudited)
                      (In thousands except per share data)





                                                    Oct. 26,     January 28,     Oct. 28,
                                                        1996            1996         1995
Assets
Current Assets:
  Cash and temporary cash investments               $  1,198     $     1,380   $    2,903
  Accounts receivable                                    921           1,295        2,260
  Merchandise inventories                             24,498          50,147       72,159
  Other current assets                                 2,216           1,211        4,067
    Total current assets                              28,833          54,033       81,389

Property and equipment, less accumulated
  depreciation and amortization                        4,923           7,387        7,544
Other assets                                             830             568          152
                                                    $ 34,586     $    61,988   $   89,085

Liabilities and Shareholders' Equity
Current liabilities:
  Revolving credit facility                         $  7,932     $    22,275   $   31,716
  Accounts payable
    Trade                                              2,963           4,709       20,444
    Outstanding checks (Note #4)                         970           3,432        4,372
  Current portion of capitalized lease obligations                       168          183
  Current portion of restructuring reserve                               206          426
  Other accrued liabilities (Note #5)                  6,048           4,150        5,744
    Total current liabilities                         17,913          34,940       62,885

Reorganization notes                                     177             207          350
Capitalized lease obligations, less current portion                      282          323
Other liabilities                                        292           1,328        1,025
Other deferred credit                                    425             425          472
  Total long-term liabilities                            894           2,242        2,170

Liabilities subject to compromise                     13,915               0          ---

  Total Liabilities                                   32,722          37,182       65,055



Shareholders' equity:
   Common stock, $1 par value, 20,000,000
    shares authorized, 12,756,284, 12,756,284
    and 12,756,623 shares issued and outstanding      12,756          12,756       12,757
  Capital in excess of par value                      20,895          20,895       20,896
  Retained earnings (deficit)                        (31,787)         (8,845)      (9,623)

Total shareholders' equity                             1,864          24,806       24,030
                                                    $ 34,586     $    61,988   $   89,085


                             BRENDLE'S INCORPORATED

                      Consolidated Statement of Cash Flows

                                  (Unaudited)
                                 (In thousands)



                                                         Nine Months Ended
                                                        Oct. 26,     Oct. 28,
                                                          1996         1995

Operating activities:
  Net loss                                           $  (22,944)    $  (9,395)
    Items not requiring (providing) cash:
     Depreciation and amortization                        1,470         2,507


Changes in assets and liabilities:
  Accounts receivable                                       374        (1,289)
  Merchandise inventories                                25,649       (23,708)
  Other current assets                                   (1,005)       (2,706)
  Accounts payable and accrued liabilities                  152        19,237

  Cash provided (used) by operating activities            3,696       (15,354)

Investing Activities:
  Net (additions) retirements to property and equip.        994        (1,275)
  (Addition) reduction in other assets                     (262)          636

  Cash provided (used) by investing activities              732          (639)

Financing Activities:
  Increase in liabilities subject to compromise          13,915           ---
  Increase (decrease) in outstanding checks              (2,462)        3,319
  Decrease in long-term liabilities                      (1,066)         (417)
  Decrease in capitalized lease obligations                (450)       (1,184)
  Net borrowings on revolving credit facility           (14,343)       16,348
  Decrease in reorganization reserve                       (206)          (19)
  Redemption of common stock                                ---            (2)
  Increase (decrease) in retained earnings (Note 2)           2          (930)

  Cash provided (used) by financing activities           (4,610)       17,115

Net increase (decrease) in cash and
  temporary cash investments                               (182)        1,122

Cash and temporary cash investments
  - beginning of period                                   1,380         1,781

Cash and temporary cash investments
  - end of period                                    $    1,198     $   2,903

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

                 On September 29, 1995, Patty Brendle Redway, one of the four shareholders, died. The Company subsequently recognized a gain of approximately $2,555,000 from life insurance proceeds, which represents the face value of the policy ($3,000,000), less cash surrender value previously recorded. Pursuant to the shareholders' agreement, the estate of the shareholder can require the Company to purchase the shareholder's Common
                 Stock at fair value up to the life insurance  proceeds.    At
                 October 28, 1995, the Company recorded a liability of $988,000 for the potential purchase of up to 1,812,667 shares of stock with a corresponding cumulative reduction in retained earnings. At October 26, 1996, a liability of $632,000 is included in liabilities subject to compromise to reflect the amount of the rights exercised by the Estate of Mrs. Redway and one of the heirs. The Company will not be able to comply with the terms of this Agreement without the approval of the Bankruptcy Court.

                 An amount equal to the cash surrender value of these remaining policies at October 26, 1996 and October 28, 1995 of $425,000 and $472,000, respectively, has been shown as an other deferred credit on the balance sheet with a corresponding reduction in retained earnings. As of October 26, 1996, the Company has taken out loans against the cash surrender value of these policies in the sum of $1,852,000 to finance current capital requirements.

Note 3. Tax refunds resulting from losses incurred are calculated using tax payments of three prior years. Any losses in excess of those allowed for carry-back are carried forward for use as future earnings allow. Tax loss carry-backs were exhausted during the second quarter of Fiscal 1992.

Note 4. Outstanding checks totaling $970,000 on October 26, 1996 were classified under current liabilities (as outstanding checks) and included in cash at October 26, 1996.

Note 5. The Company received a tax refund of $3,385,000 related to net operating loss carrybacks of previous years. This refund is currently under review by the Internal Revenue Service (IRS). The Company did not record a benefit for the item, but recorded it in accrued liabilities until clearance is received from the IRS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


    The information set forth below reports results of the Company for the third quarter of its fiscal year ended October 26, 1996. However, on December 6, 1996, the Bankruptcy Court confirmed the Company's Plan of Reorganization as a plan of liquidation for the Company. See "Liquidity & Capital Resources" for discussion of the planned liquidation of the Company.

Overview

    On April 16, 1996 the Company filed for protection under Chapter 11 of the Bankruptcy Code in order to implement a new strategic business plan premised upon a significantly revised merchandise strategy which eliminated certain departments of merchandise, presented new product lines in the "Party Universe" and crafts departments and expanded offerings in "for the home" merchandise.
The strategy also included corporate down-sizing, closing 18 of the Company's 30 stores and renovation of the twelve "go-forward" stores.

    The Company discontinued normal operations in the eighteen stores during the first week of May and over the next 10 weeks conducted inventory liquidation sales of merchandise from those 18 stores and the inventory from the exited departments using the services of Schottenstein Bernstein Capital Group. The inventory liquidation sales were not reflected in sales and gross margin results, but the estimated loss on inventory was included in the restructuring expense in the first quarter of Fiscal 1997.

Comparison of Operations

    Third Quarter Fiscal 1997 Compared to Third Quarter Fiscal 1996

    Net sales for the third quarter of FYE January 1997, ("Fiscal 1997") were $9,996,000 versus $29,505,000 for the same period last year which is a decrease of $19,509,000, or 66.1%. This decrease in sales is attributed to the Company operating 18 fewer stores during the third quarter of Fiscal 1997 compared to the third quarter of Fiscal 1996. Comparable store sales decreased 24.9% from the third quarter of last year due primarily to the elimination of certain merchandise offerings in accordance with the new merchandise strategy as discussed above and the general disruption in sales during the change-over of the existing stores to "the New Brendle's" format and lower than anticipated sales in the party universe and craft departments.

    Other income, which consists of miscellaneous non-recurring items was $41,000 for the third quarter of Fiscal 1997 compared to $36,000 for the same period last year.

    The cost of merchandise sold in the third quarter of Fiscal 1997 was $7,046,000 compared to $22,510,000 for the same period last year. The decrease in cost of goods sold was primarily the result of the decrease in sales because of store closings.

    Gross margin as a percentage of revenues was 29.80% for the third quarter of Fiscal 1997 compared to 23.80% for the same period last year. This increase in the gross margin percentage is primarily the result of the elimination of certain lower margin departments of merchandise and the addition of the higher margin party and craft departments.


    Selling, operating, and administrative expenses ("SO & A") for the third quarter of Fiscal 1997 and 1996 were $4,937,000 and $10,772,000, respectively. This decrease is primarily the result of operating 18 fewer stores than last year. SO & A expenses, as a percentage of revenues, increased to 49.2%, compared to 36.5% for the same period last year. The increase in SO & A expense, as a percentage of revenues, is attributed to the decrease in total sales dollars.

    Depreciation and amortization expense for the third quarter of Fiscal 1997 and Fiscal 1996 was $357,000 and $784,000, respectively. Expense for fixed asset depreciation and amortization is less because certain assets have become fully depreciated and certain leases which were previously accounted for as capital leases were renewed in the third quarter of last year and have been included as operating leases in SO & A expense.

    Interest expense on capital leases for Fiscal 1997 and Fiscal 1996 was ($28,000) and $42,000, respectively. This interest expense is less due to the renewal of nine leases in the third quarter of last year, which are being accounted for as operating leases and the cost is reflected in the SO & A expense. Interest expense on other debt and bank fees was $195,000 compared to $855,000 for the same quarter last year. This decrease in interest expense is due to decreased borrowings under the Company's $25 million Debtor-in-Possession Revolving Credit Facility ("DIP Facility"). Borrowings were less than last year resulting from liabilities deferred by Chapter 11 and because of inventory liquidation in the eighteen closed stores and the resulting paydown on the DIP Facility.

    Reorganization costs of $1,953,000 for the third quarter of Fiscal 1997 reflect the costs associated with the closing of the 18 stores, corporate down-sizing, and other costs of the Chapter 11 Proceeding. There were no reorganization costs for the third quarter of Fiscal 1996.

    Net loss for the third quarter of Fiscal 1997 was $4,423,000 compared to $2,859,000 for the third quarter of Fiscal 1996. Fiscal 1997 net loss includes $1,953,000 of reorganization costs as discussed above. Management believes earnings (loss) before interest, taxes, depreciation, amortization, other gains and reorganization items ("EBITDA") is a useful tool for measuring performance because net income (loss) is not comparable with the previous period due to the Chapter 11 Proceeding.

    EBITDA(loss) for the third quarter of Fiscal 1997 was ($1,946,000) compared with ($3,741,000) for the same period last year.

    The Company's tax loss carry-backs were exhausted in Fiscal 1992 resulting in the loss of any tax benefit for the first quarter of Fiscal 1996. The loss carry-forwards will be used as future earnings allow.


First Nine Months Fiscal 1997 Compared to First Nine Months Fiscal 1996

    Net sales of $46,007,000 for the first nine months of FYE January 1997, ("Fiscal 1997") decreased $37,527,000, or 44.9% from $83,534,000 for the same period last year. The Company operated 30 stores during a substantial portion of the first quarter of both years. However, following store closings in the first week of May, 1996, second and third quarter results for Fiscal 1997 included sales for only 12 stores compared to thirty stores for the second and third quarters of last year. Comparable store sales for the first nine months of Fiscal 1997 decreased 16.06% because of the elimination of certain merchandise departments the Company offered during the prior year and the disruption in sales due to remodeling stores during the change-over to the new Brendle's format.

    Other income, which consists of miscellaneous non-recurring items was $59,000 for the first nine months of Fiscal 1997 compared to $269,000 for the same period last year.

    The cost of merchandise sold in the first nine months of Fiscal 1997 was $33,968,000 compared to $61,440,000 for the same period last year. The decrease in cost of goods sold was primarily the result of the decrease in sales during the second and third quarters of Fiscal 1997, as discussed above, offset by a store closing sale in Greensboro, North Carolina during the first quarter of the year.

    Gross margin as a percentage of revenues was 26.3% for the first nine months of Fiscal 1997 compared to 26.7% for the same period last year. This decrease in the gross margin percentage is primarily the result of a store closing sale during the first quarter of this year offset by the elimination of certain gross profit margin product lines exited during the second quarter of Fiscal 1997.

    Selling, operating, and administrative expenses ("SO & A") for the first nine months of Fiscal 1997 and 1996 were $20,578,000 and $30,349,000, respectively. This decrease is primarily the result of operating 18 fewer stores during the second and third quarters of the year. SO & A expenses, as a percentage of revenues, increased to 44.7%, compared to 36.2% for the same period last year. The increase in SO & A expense, as a percentage of revenues, is attributed to the decrease in total sales dollars.


    Depreciation and amortization expense for the first nine months of Fiscal 1997 and Fiscal 1996 was $1,470,000 and $2,507,000, respectively. Expense for fixed asset depreciation and amortization is less because certain assets have become fully depreciated and certain leases which were previously accounted for as capital leases were renewed during the third quarter of last year and have been included as operating leases in SO & A expense.

    Interest expense on capital leases for Fiscal 1997 and Fiscal 1996 was ($5,000) and $143,000, respectively. This interest expense is less due to the renewal of nine leases during the third quarter of last year, which are being accounted for as operating leases and the cost is reflected in the SO & A expense. Interest expense on other debt and bank fees was $1,424,000 compared to $2,278,000 for the same period last year. This decrease in interest expense is due to a decrease in borrowings under the Company's DIP Facility in the second and third quarters of Fiscal 1997.

    Reorganization costs of $11,575,000 for the first nine months of Fiscal 1997 reflect the reserve for the liquidation of inventory and other costs associated with the closing of the 18 stores, corporate down-sizing, and other costs of the Chapter 11 Proceeding. Reorganization costs were ($1,000) for the first nine months of Fiscal 1996.

    Net loss for the first nine months of Fiscal 1997 was $22,944,000 compared to $9,395,000 for the first nine months of Fiscal 1996. Fiscal 1997 net loss includes $11,575,000 of reorganization costs as discussed above. Management believes earnings (loss) before interest, taxes, depreciation, amortization, other gains and reorganization items ("EBITDA") is a useful tool for measuring performance because net income (loss) is not comparable with the previous period due to the Chapter 11 Proceeding.

    EBITDA(loss) for the first nine months of Fiscal 1997 was ($8,480,000) compared with ($7,986,000) for the same period last year.

    The Company's tax loss carry-backs were exhausted in Fiscal 1992 resulting in the loss of any tax benefit for the first quarter of Fiscal 1996. The loss carry-forwards will be used as future earnings allow.


Liquidity and Capital Resources

    Liquidation of the Company: On April 16, 1996, Brendle's, Inc. (the "Company") filed for protection under Chapter 11 of the United States Bankruptcy Code by filing a petition with the United States Bankruptcy Court for the Middle District of North Carolina (the "Court"). Since the date the petition was filed, the Company has worked to develop a Plan of Reorganization. The original Plan of Reorganization was filed with the Court on August 14, 1996. After considerable negotiations with the Unsecured Creditors Committee, the Company developed its First Amended Plan of Reorganization (the "Amended Plan") which was filed with the Court on October 16, 1996 and which set forth payment terms to creditors and provided for other organizational and operational changes for the reorganized Company. In addition, the Company's Amended Plan alternately provided for the liquidation of the Company in the event the Company was unable to meet its initial funding obligations to certain creditors and further provided for the liquidation of the Company in the event that the Company was unable to meet certain minimum performance criteria for the months of October and November, 1996 or if exit financing for the purpose of funding the Amended Plan requirements was not available. A hearing on the Amended Plan was held on December 5, 1996 and the Amended Plan was confirmed by the Court as a plan of liquidation. An Order approving the Amended Plan as a plan of liquidation was entered on December 5, 1996. Even though an order has been entered confirming the Amended Plan as a plan of liquidation, it remains possible for interested parties to file an appeal of such order.


    The Amended Plan that has been developed by the Company and that has been confirmed by the court is included to this Report as an Exhibit. Summarily, the Amended Plan provides for reorganization of the Company under the terms set forth in the Amended Plan and also includes certain default provisions. The Amended Plan provides that the occurrence of any of the following shall constitute a default under the Amended Plan:


    1. A default occurs under the Foothill post-petition loan which is not cured or waived and which results in Foothill's termination of the facility unless an alternative facility is established and funding thereunder becomes available within forty-five (45) days following the termination of the existing facility by Foothill.


    2. The Company fails to achieve earnings before interest, taxes, depreciation and amortization for the respective months of October and November, 1996 in at least the following amounts:


                                October: ($650,000)

                                November: $0

    3. The Company's minimum and maximum inventory levels for October, November, and December, 1996 are as follows:


                              OCTOBER      NOVEMBER      DECEMBER
Minimum Inventory          20,892,000    21,319,000    15,498,000
Maximum Inventory          25,534,000    26,057,000    19,498,000


    4. The failure of the Company to make initial distributions to unsecured creditors as required by the Amended Plan before January 15, 1997.

    5. The Company's filing of an Amended Plan modification which adversely affects the rights of general unsecured creditors unless the Unsecured Creditors Committee consents to such modification.

    The Amended Plan provides that upon the occurrence of any event of default, the Court will enter a liquidation order. Upon the entry of the liquidation order, the Company and a representative of the Creditors Committee will immediately begin the process of selecting an inventory liquidation specialist and negotiating the terms of a liquidation contract. The Company is further required to prepare and submit to the Court and to the Creditors Committee a proposed twelve (12) month liquidation budget. The proceeds from asset sales are to be deposited into a Liquidation Fund (as defined in the Amended Plan) and are to be paid to creditors generally in accordance with the priority of distribution scheme set forth in the Bankruptcy Code.

    On December 2, 1996, the Board of Directors of the Company met and reviewed the performance of the Company since the implementation of its revised merchandising strategy and projections relating to the Company's likely future performance. The Board of Directors also reviewed the performance of the Company during the respective months of October and November, 1996. The Board of Directors determined that for the month of November, 1996, it had not met its performance obligation under the Amended Plan and that, in fact, an event of default had occurred. Under the Amended Plan, the Company had the right to cure the default by securing exit financing and proceeding with an early consummation of the Amended Plan. After carefully considering the Company's recent performance, forecasts of its future performance, and other options for continuing the Company's business, the Board of Directors determined that there were no reasonable alternatives remaining for the Company except to discontinue its operations.

    On December 5, 1996, the Bankruptcy Court approved the Company's Plan of Reorganization as a plan of liquidation. On December 6, 1996, the Court entered an Order authorizing Gordon Brothers Partners to act as agent for the Company to liquidate the inventory in the twelve stores. In addition, the Company is downsizing corporate headquarters and the distribution center to the minimum personnel required to complete the liquidation of the Company's assets.

    In the Company's Amended Disclosure Statement filed with the Court on October 16, 1996 the liquidation analysis indicated that unsecured claims would be paid a dividend ranging between 55.47 Cents and 63.75 Cents for each Dollar of allowed claim. This analysis, however, assumed that the Company would continue normal operations through the end of January, 1997. The timing and amount of liquidation proceeds is inherently subject to great uncertainty, and is subject to significant variance from the analysis included in the Company's Amended Disclosure Statement. In addition, the Company has two (2) assets of uncertain value which, to the extent possible, the Company is obligated to protect and preserve during the liquidation process. The first of these assets is certain life insurance policies which the Company owns and maintains on a current basis on former officers and major shareholders. Under the Amended Plan, the Company will not take any action with respect to these policies (except for the payment of premiums thereon) without an order of the Court affirming such action entered after notice of an opportunity to be heard has been given to the creditors committees. In addition, the Company has received a tax refund in excess of $4.7 Million and has asserted a right to receive additional tax refunds of over $13 Million. These income tax refunds are based in part on Section 172 of the Internal Revenue Code. The basis for the income tax refund claims, which were prosecuted principally through the efforts of one of the Company's independent accounting firm advisers, is untested and uncertain. Although the Company believes its claims to be meritorious and supportable, the Internal Revenue Service has asserted a claim in the bankruptcy proceeding for a return of the refund previously received by the Company and has contested the Company's right to receive further refunds. Since the issue of whether the income tax refunds are an asset or a liability will not be resolved for a substantial period of time, the tax refunds have not been included in any liquidation analysis either as an asset to be liquidated or as a claim to be paid. Accordingly, the Company cannot, at this time, determine with any degree of certainty the amount of liquidation proceeds, if any, that will be available to pay unsecured creditors or the amount of liquidation proceeds, if any, that will be available for distribution to shareholders after payments to creditors.

    The Company currently has 12,758,717 shares issued and outstanding. Information relating to the Company's assets and liabilities are included in the Amended Plan and the Amended Disclosure Statement filed herewith.



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

    On December 5, 1996, the Bankruptcy Court approved the Company's Plan of Reorganization as a liquidation. On December 6, 1996, the Court entered an Order that Gordon Brother Partners would act as agent for the Company to liquidate the inventory in the twelve stores. See "Management's Discussion and Analysis" for additional information. In addition, the Company is downsizing corporate headquarters and the distribution center to the minimum personnel required to complete the liquidation of the Company's assets.


ITEM 2.     CHANGES IN SECURITIES     None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES     None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None

ITEM 5.     OTHER INFORMATION      None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

ITEM 7.     FINANCIAL STATEMENTS AND EXHIBITS


A: Financial Statements: None required

B: Pro forma Financial Information: None required

C: Exhibits

   Exhibit 1. First Amended Plan of Reorganization, Dated October 16, 1996

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



Date:  December 16, 1996